Form 10-Q
period 2010-06-30
Network Dealer Services Holding Corp.
filed 2010-08-23
CIK 1278140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-52036

NETWORK DEALER SERVICES HOLDING CORP.

(Exact name of Registrant as specified in its charter)

Utah	77-0616375
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1725 East 1450 South, Suite 340

Clearfield, Utah 84015

 (Address of Principal Executive Offices)

(801) 927-4000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 16, 2010 - 46,019,233 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

June 30, 2010

C O N T E N T S

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Consolidated Condensed Financial Statements	7

Network Dealer Services Holding Corp.

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
Assets	(unaudited)	(Audited)
Current Assets:
Cash	$44,646	$8,398
Accounts receivable, net	33,218	37,100
Accounts receivable, - related party	-	61,892
Prepaid asset	952	1,695
Inventory	3,953	-
Investments	1,675	2,074
Total current assets	84,444	111,159
Property and equipment, net	40,922	60,507
Total assets	$125,366	$171,666

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$70,795	$65,959
Accounts payable - related party	142,660	93,128
Other current liabilities	55,217	13,044
Notes payable - related party	67,089	-
Current portion capital leases	23,294	35,710
Current portion notes payable	-	2,720

Total current liabilities	359,055	210,561
Ling term liabilities:
Capital leases, net of current portion	27,872	42,099
Total long term liabilities	27,872	42,099
Total liabilities	386,927	252,660

Shareholders' Equity (Deficit):

Preferred stock, $0.001 par value, 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000
shares authorized; 46,019,233 shares issued
and outstanding	46,019	46,019
Additional paid in capital	1,749,698	1,749,698
Accumulated other comprehensive loss	(2,758)	(2,359)
Accumulated deficit	(2,054,520)	(1,874,352)

Total Stockholders' equity (deficit)	(261,561)	(80,994)

Total liabilities and stockholders' equity (deficit)	$125,366	$171,666

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$95,705	$98,331	$147,105	$185,072
Revenue - related party	169,050	108,732	255,895	263,974
Total Revenues	264,755	207,063	403,000	449,046

Cost of good sold	236,491	179,271	367,922	368,162

Gross Profit	28,264	27,792	35,078	80,884

Operating expenses”
Professional fees	17,480	135,465	18,141	236,338
General and administrative	120,469	31,578	194,451	119,748
Total operating expenses	137,949	167,043	212,592	356,086

Loss from operations	(109,685)	(139,251)	(177,514)	(275,202)

Other Income (Expense)
Other income	3,026	-	3,051	-
Interest expense	(2,636)	(22,668)	(5,705)	(46,429)
Total other expenses	390	(22,668)	(2,654)	(46,429)

Income (loss) before taxes	(109,295)	(161,919)	(180,168)	(321,631)
Provision for income taxes	-	-	-	-
Net loss	$(109,295)	$(161,919)	$(180,168)	$(321,631)

Other Comprehensive Income
Unrealized gains (losses) on available for sale securities	391	441	399	834
Total Comprehensive Income (Loss)	(108,904)	(161,478)	(179,769)	(320,797)
Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and diluted	46,019,233	40,000,000	46,019,233	40,000,000

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(180,168)	$(321,631)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	23,980	23,980
Imputed interest on related party loan	-	37,568
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,882	(922)
(Increase) decrease in accounts receivable related party	(38,019)	1,361
(Increase) decrease in inventory	(3,953)	-
(Increase) decrease in prepaid assets	743	(64,823)
Increase (decrease) in accounts payable	4,836	(6,007)
Increase (decrease) in accounts payable related party	49,532	11,677
Increase (decrease) in accrued liabilities	42,173	(2,107)
Net cash from operating activities	(96,994)	(320,904)

Cash flow from investing activities:
Purchase of property and equipment	(4,395)	-
Net cash from investing activities	(4,395)	-

Cash flows from financing activities:
Payments on notes payable and capital lease	(29,363)	(22,764)
Proceeds from notes payable - related party	167,000	-
Proceeds on shareholder loans	-	400,000
Net cash from financing activities	137,637	377,236

Net change in cash	36,248	56,332
Cash, beginning of period	8,398	39,948
Cash, end of period	$44,646	$96,280

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,705	$8,861
Related party accounts receivable exchanged for related party debt	$99,911	$-

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the year ended December 31, 2009. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Capital has been raised through loans from shareholders and financing support from other related entities.  For the current six-month period, the Company has continued to receive financing support from the related entity as described in Note 3 below. The Company expects such support to continue until the Company receives the additional investment funding it is seeking, or until the Company is no longer in need of such support.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to further development new and innovative products and services that target the auto industry. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

Related party transactions consist of sales and receivables to Great Western Holding Co., Inc. (GWHC).  GWHC has common ownership with Network Dealer Services.  Network Dealer Services contracts for and provides services to GWHC for advertising, printing, marketing and some internet solutions.  These services constitute sales revenues which are subsequently paid by GWHC.

In addition, GWHC has paid expenses on behalf of the Company. The Company expenses these amounts and records a liability for the amount owed. During the six months ended June 30, 2010, GWHC paid $49,532 in expenses on behalf of the Company. The Company repaid $0 for the six months ended June 30, 2010. As of June 30, 2010, the Company owed GWHC $142,660.

GWHC also loaned an additional $167,000 in cash during the quarter.  This is non-interest bearing and due on demand. During the quarter, the Company and GWHC agreed to reduce the debt by the balance due to the Company for services provided to GWHC in the amount of $99,911.  As of June 30, 2010, the Company owed $67,089.

Revenues for the six months ended June 30, 2010, and 2009, attributable to GWHC, were $255,895 or approximately 64% of total revenues; and $263,974 or approximately 59% of total revenues, respectively.

During 2009 shareholders had advanced funds in the form of non-interest bearing demand loans. Interest expense was imputed on these loans of $37,568 for the six months ended June 30, 2009.  No interest was imputed during the six month period ended June 30, 2010.

Network Dealer Services Holding Corp.

Notes to Condensed Financial Statements

June 30, 2010

(Unaudited)

NOTE 4 SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclose herein.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

We are engaged in the business of providing aftermarket sales, marketing, printing, servicing and underwriting channels for various extended service contracts and added value insurance products to the new and used automobile segments of the automobile industry; however, we believe our business operations comprise one accounting segment of the automobile industry.  See our web site at: www.networkdealerservices.com.  Our products are marketed and offered by us to consumers through new and used retail automobile dealership Finance and Insurance (“F&I”) representatives employed by the dealerships to sell F&I products at the point of sale or delivery of the automobile, on a fee and/or commission basis and are sold by us through automobile dealerships we contract with to facilitate their F&I business services.  It is anticipated in the future that our product offerings will be serviced and primarily underwritten by us through wholly-owned or controlled entities; however, F&I representatives will continue to be employees of the respective dealerships with whom we contract. Currently, all of our products offered for sale through dealership F&I sales representatives are third-party products administered and underwritten through the third-party providers.  Our future product development plans include the creation of our own underwriting and administration companies and the offering of our own products directly to the end user.  We believe the F&I portion of an automobile dealership’s business is, by far, the most profitable sector.  Our business model consolidates a very stable and profitable segment of the automobile purchase process.  In the current economy, the consumer is justifiably concerned about an unexpected and un-budgeted expense.  Our products provide insured peace of mind with the cost budgeted into the purchase agreement and monthly financing payment at the point of purchase.  These products are tied specifically to the purchase of new or used vehicles.  As a result, we believe that we are able to plan and create stable revenue and very predictable mid and long term costs and expenses to our business platform because there is substantially and readily publicly available industry data and trends analysis specific to the purchasing, selling and maintaining of new and used automobiles.  Such a strategy should allow us to accurately forecast and adjust our business model with full scalability for maximum return on investment and efficient use of our capital, while increasing shareholder value and, most importantly, managing sustained controlled growth with a real benefit to the customer.  To fully implement our planned future business operations, we estimate that we will need approximately $5,000,000 in additional funding.  These funds would be primarily utilized to purchase existing insurance agencies that service automobile dealerships.  Those serviced dealerships will become part of our distribution network, and in addition to the current insurance products offered at those dealerships by such insurance agencies, we will offer our other services and products to them through the purchased agencies.  We do not currently have any firm commitments from which to raise these funds. We cannot assure that we will be successful in raising these funds.  We believe that even without the planned funding, our current and planned business operations will continue to grow, but at a much slower pace.  If we are successful in raising our planned funding, the following is a present estimate of the use of these proceeds, net of cost of raising these funds:

Working Capital:
Agency Acquisition Reserve	$3,450,000
NDS Loan - Retirement	$300,000
Insurance Company Reserve	$300,000
Insurance Company Startup Fees and consulting	$75,000
General and Admin	$250,000
Reserve	$200,000

Total proceeds for working capital:		$4,575,000

Capital Expenditures:
Office Equipment	$10,000
New Agency Equipment and Setup	$60,000
Continued R&D Software and Marketing, Equipment	$350,000
Reserve	$100,000

Total proceeds for Capital Expenditures:		$520,000

Total Use of Proceeds:		$5,095,000

Presently, there are four automobile dealerships that have customary contractual arrangements with us, which are owned by related parties (the Griffins [Great Western Holding Co., Inc. or “Great Western”]), and we provide our products and services to 12 other dealerships, four to five marketing agencies and 10 to 12 other companies.  Most of the products and services that we currently provide are marketing/media, data mining/management, print services, web-site development/support and the insurance products and services that we now offer.

We have also secured agency agreements with auto dealerships to sell insurance products through National Auto Care for extended service contracts.  We anticipate selling at least 90 contracts per month commencing in August, 2010, based upon recent historical sales data from the contracted dealerships.  This will result in estimated additional revenue commissions to us in the amount of at least $11,000 per month.  In addition, we have begun to receive commissions from the sale of GAP contracts from agency relationships entered into with automobile dealerships.  These agency relationships are estimated to result in revenues of at least $3,600 per month based on current volume.  Also, we are receiving commissions from the sale of two products related to Identity Theft and Ultra Care Vehicle Maintenance.  These commissions are estimated to result in at least $5,350 per month in commission revenue.  Increased revenues from a new marketing and media campaign are also estimated to add even more revenue.  These revenues are estimated to contribute at least $5,000 per month and consist of per unit printing and marketing fees.  The total new anticipated estimated revenues from these relationships and products are projected to be approximately $25,200 per month beginning in August, 2010.  We have also identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

Results of Operations

For the three month periods ended June 30, 2010, and 2009

We had total revenue during the quarter ended June 30, 2010, of $264,755, compared to the quarter ended June 30, 2009, of $207,063.  Revenues declined during this reporting period due to the industry’s decline in automotive related advertising and marketing.  Cost of goods sold during the quarter ended June 30, 2010, was $236,491, for a gross profit of $28,264, compared to the cost of goods sold during the quarter ended June 30, 2009, of $179,271, for a gross profit of $27,792. Despite an increase in revenues, our gross profit percentage decreased from 13% to 11%.  The main driver of the decreased gross profit percentage was the increase in cost of good sold due largely to a change in allocation of expenses.  Operating expenses during the quarter ended June 30, 2010, were comprised of professional fees of $17,480 and general and administrative expenses of $120,469, for total operating expenses of $137,949, which resulted in a loss from operations for the quarter ended June 30, 2010, of $109,685.  In comparison, during the quarter ended June 30, 2009, operating expenses were comprised of professional fees of $135,465 and general and administrative of $31,578, for total operating expenses of $167,043, which resulted in a loss from operations of $139,251.  Professional fees substantially declined during this period due primarily to the expiration of the consulting agreement with Smith Consulting Services.  This contract fully expired in 2009 resulting in no charges against income in 2010.  General and administrative expenses increased due to an increase in personnel and salaries in anticipation of the execution of our business plan and increased operations.  We had interest expense of $2,636 and other income of $3,026, resulting in a net other expense of $390 for the quarter ended June 30, 2010, compared to interest expense of $22,668 for the quarter ended June 30, 2009.  The decline in interest expense resulted from a substantial reduction in interest on shareholder loans, which were subsequently satisfied in 2010.  We had a net loss of $109,295 for the quarter ended June 30, 2010, compared to a net loss of $161,919 for the quarter ended June 30, 2009.  We had unrealized gains on available for sale securities of $391 in the quarter ended June 30, 2010, compared to $441 in the quarter ended 2009, with a total comprehensive loss of $108,904 for the quarter ended June 30, 2010 and $161,478 for the quarter ended June 30, 2009.

For the six month periods ended June 30, 2010, and 2009

We had total revenue during the six months ended June 30, 2010, of $403,000, compared to the six months ended June 30, 2009, of $449,046.  Revenues declined during this reporting period due to the industry’s decline in automotive related advertising and marketing.  Cost of goods sold during the six months ended June 30, 2010, was $367,922, for a gross profit of $35,078, compared to the cost of goods sold during the six months ended June 30, 2009, of $368,162, for a gross profit of $80,884.  Gross profits decreased during this period due to a decrease in operating revenues.  In addition to the decreased revenues, we also saw an increase in its cost of goods sold, driving a decrease  in the gross profit percentage from 18% to 9% for the six month periods ended June 30, 2009, and 2010.  The increase in the cost of good sold is due largely to change in allocation of expenses.  Operating expenses during the six months ended June 30, 2010, were comprised of professional fees of $18,141 and general and administrative expenses of $194,451, for total operating expenses of $212,592, which resulted in a loss from operations for the six months ended June 30, 2010, of $177,514.  In comparison, during the six months ended June 30, 2009, operating expenses were comprised of professional fees of $236,338 and general and administrative of $119,748, for total operating expenses of $356,086, which resulted in a loss from operations of $275,202.  Professional fees substantially declined during this period due primarily to the expiration of the consulting agreement with Smith Consulting Services. This contract fully expired in 2009 resulting in no charges against income in 2010.  Also, additional costs were incurred by us in the previous quarter for legal and accounting fees related to the expense of becoming a publicly-held company. General and administrative expenses increased due to an increase in personnel and salaries in anticipation of the execution of our business plan and increased operations. We had interest expense of $5,705 and other income of $3,051, resulting in a net other expense of $2,654 for the six months ended June 30, 2010, compared to interest expense of $46,429 for the six months ended June 30, 2009.  The decline in interest expense resulted from a substantial reduction in interest on shareholder loans, which were subsequently satisfied in 2010.  We had a net loss of $180,169 for the six months ended June 30, 2010, compared to a net loss of $321,631 for the six months ended June 30, 2009.  We had unrealized gains on available for sale securities of $399 in the six months ended June 30, 2010, compared to $843 in the six months ended 2009, with a total comprehensive loss of $179,769 for the six months ended June 30, 2010 and $320,797 for the six months ended June 30, 2009.

Liquidity

We have cash of $44,646 as of June 30, 2010.

Our operating losses continued through the second quarter of 2010.  We recognize that the implementation of our business plan is showing positive trends in volume and revenue growth.  Consequently, we believe that we will have positive third quarter 2010 growth and that our business operations will then commence to be profitable, with overall year-to-date profits for the year 2010.  We believe that this anticipated profitability, combined with our planned initial raise of investment capital, should result in our no longer being considered at risk as a “going concern.”  In this respect, we have secured agency agreements with auto dealerships to sell insurance products through National Auto Care for extended service contracts.  We anticipate selling at least 90 contracts per month commencing in August, 2010, based upon recent historical sales data from the contracted dealerships.  This will result in estimated additional revenue commissions to us in the amount of at least $11,000 per month.  In addition, we have begun to receive commissions from the sale of GAP contracts from agency relationships entered into with automobile dealerships.  These agency relationships are estimated to result in revenues of at least $3,600 per month based on current volume.  Also, we are receiving commissions from the sale of two products related to Identity Theft and Ultra Care Vehicle Maintenance.  These commissions are estimated to result in at least $5,350 per month in commission revenue.  Increased revenues from a new marketing and media campaign are also estimated to add even more revenue.  These revenues are estimated to contribute at least $5,000 per month and consist of per unit printing and marketing fees.  The total new anticipated estimated revenues from these relationships and products are projected to be approximately $25,200 per month beginning in August, 2010.  We have also identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings. However, regardless of the foregoing, no assurance can be given that we will no longer be considered at risk as a “going concern.”

During the six month period ended June 30, 2010, our net cash from operating activities improved over the six month period ended June 30, 2009.  The primary driver of this change is the one-time payment of professional fees to Smith Consulting Services, Inc paid by us in the first quarter of 2009 and expensed during 2008 and 2009.  There were no further payment or charges to net income in 2010, and there are no expected future payments.

In addition, Great Western, our related party, has paid expenses on our behalf. We expense these amounts and record a liability for the amount owed. During the six month period ended June 30, 2010, Great Western paid $49,532 in expenses on our behalf. We repaid $0 for the six month period ended June 30, 2010. As of June 30, 2010, we owed Great Western $142,660.

Great Western also loaned us an additional $167,000 in cash during the quarter ended June 30, 2010.  This is non-interest bearing and due on demand.  During this quarter, we and Great Western agreed to reduce the debt by the balance due us for services provided to Great Western in the amount of $99,911.  As of June 30, 2010, we owed Great Western $67,089.

Revenues for the six month periods ended June 30, 2010, and 2009, attributable to Great Western, were, respectively, $255,895 or approximately 64% of total revenues; and $263,974 or approximately 59% of total revenues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Joshua A. Griffin, President and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Paul D. Stevens, Chief Financial Officer, Vice President, Treasurer and Director

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Joshua A. Griffin, President and Paul D. Stevens,  Chief Financial Officer, and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NETWORK DEALER SERVICES HOLDING CORP.

Date:	August 23, 2010	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	August 23, 2010	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	August 23, 2010	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director