Form 10-Q/A
period 2010-06-30
Network Dealer Services Holding Corp.
filed 2010-09-16
CIK 1278140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q A-1

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

EXPLANATORY NOTE:  We are amending our 10-Q Quarterly Report for the quarter ended June 30, 2010, to delete certain information about our belief that we will no longer be considered at risk as a “going concern” as a result of certain new contract contracts and business relationships.

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

Results of Operations

For the three month periods ended June 30, 2010, and 2009

We had total revenue during the quarter ended June 30, 2010, of $264,755, compared to the quarter ended June 30, 2009, of $207,063.  Revenues declined during this reporting period due to the industry’s decline in automotive related advertising and marketing.  Cost of goods sold during the quarter ended June 30, 2010, was $236,491, for a gross profit of $28,264, compared to the cost of goods sold during the quarter ended June 30, 2009, of $179,271, for a gross profit of $27,792.  Despite an increase in revenues, our gross profit percentage decreased from 13% to 11%.  The main driver of the decreased gross profit percentage was the increase in cost of goods sold due largely to a change in the costs of product mix for the period.  Operating expenses during the quarter ended June 30, 2010, were comprised of professional fees of $17,480 and general and administrative expenses of $120,469, for total operating expenses of $137,949, which resulted in a loss from operations for the quarter ended June 30, 2010, of $109,685.  In comparison, during the quarter ended June 30, 2009, operating expenses were comprised of professional fees of $135,465 and general and administrative of $31,578, for total operating expenses of $167,043, which resulted in a loss from operations of $139,251.  Professional fees substantially declined during this period due primarily to the expiration of the consulting agreement with Smith Consulting Services, Inc. This contract fully expired in 2009, resulting in no charges against income in 2010.  General and administrative expenses increased due to an increase in personnel and salaries in anticipation of the execution of our business plan and increased operations.  We had interest expense of $2,636 and other income of $3,026, resulting in a net other expense of $390 for the quarter ended June 30, 2010, compared to interest expense of $22,668 for the quarter ended June 30, 2009.  The decline in interest expense resulted from a substantial reduction in interest on shareholder loans, which were subsequently satisfied in 2010.  We had a net loss of $109,295 for the quarter ended June 30, 2010, compared to a net loss of $161,919 for the quarter ended June 30, 2009.  We had unrealized gains on available for sale securities of $391 in the quarter ended June 30, 2010, compared to $441 in the quarter ended 2009, with a total comprehensive loss of $108,904 for the quarter ended June 30, 2010, and $161,478 for the quarter ended June 30, 2009.

For the six month periods ended June 30, 2010, and 2009

We had total revenue during the six months ended June 30, 2010, of $403,000, compared to the six months ended June 30, 2009, of $449,046.  Revenues declined during this reporting period due to the industry’s decline in automotive related advertising and marketing.  Cost of goods sold during the six months ended June 30, 2010, was $367,922, for a gross profit of $35,078, compared to the cost of goods sold during the six months ended June 30, 2009, of $368,162, for a gross profit of $80,884.  Gross profits decreased during this period due to a decrease in operating revenues.  In addition to the decreased revenues, we also saw an increase in our cost of goods sold, driving a decrease in the gross profit percentage from 18% to 9% for the six month periods ended June 30, 2009, and 2010.  The increase in the cost of goods sold is due largely to a change in costs associated with our product mix for the period.  Operating expenses during the six months ended June 30, 2010, were comprised of professional fees of $18,141 and general and administrative expenses of $194,451, for total operating expenses of $212,592, which resulted in a loss from operations for the six months ended June 30, 2010, of $177,514.  In comparison, during the six months ended June 30, 2009, operating expenses were comprised of professional fees of $236,338 and general and administrative of $119,748, for total operating expenses of $356,086, which resulted in a loss from operations of $275,202.  Professional fees substantially declined during this period due primarily to the expiration of the consulting agreement with Smith Consulting Services, Inc. This contract fully expired in 2009 resulting in no charges against income in 2010.  Also, additional costs were incurred by us in the previous quarter for legal and accounting fees related to the expense of becoming a publicly-held company. General and administrative expenses increased due to an increase in personnel and salaries in anticipation of the execution of our business plan and increased operations. We had interest expense of $5,705 and other income of $3,051, resulting in a net other expense of $2,654 for the six months ended June 30, 2010, compared to interest expense of $46,429 for the six months ended June 30, 2009.  The decline in interest expense resulted from a substantial reduction in interest on shareholder loans, which were subsequently satisfied in 2010.  We had a net loss of $180,168 for the six months ended June 30, 2010, compared to a net loss of $321,631 for the six months ended June 30, 2009. We had unrealized gains on available for sale securities of $399 in the six months ended June 30, 2010, compared to $834 in the six months ended 2009, with a total comprehensive loss of $179,769 for the six months ended June 30, 2010 and $320,797 for the six months ended June 30, 2009.

Liquidity

We had cash of $44,646 as of June 30, 2010.

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

In addition, Great Western, our related party, has paid expenses on our behalf. We expense these amounts and record a liability for the amount owed. During the six month period ended June 30, 2010, Great Western paid $49,532 in expenses on our behalf. We repaid $0 for the six month period ended June 30, 2010. As of June 30, 2010, we owed Great Western $142,660 , which is reflected in our accounts payable - related party .

Great Western also loaned us an additional $167,000 in cash during the quarter ended June 30, 2010.  This is non-interest bearing and due on demand.  During this quarter, we and Great Western agreed to reduce the debt by the balance due us for services provided to Great Western in the amount of $99,911.  As of June 30, 2010, we owed Great Western $67,089 , which is reflected in our notes payable - related party .

These advanced expenses and loans were used for our working capital.

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

NETWORK DEALER SERVICES HOLDING CORP.

Date:	September 15, 2010	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	September 15, 2010	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	September 15, 2010	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director