Form 10-Q
period 2010-09-30
Network Dealer Services Holding Corp.
filed 2010-11-15
CIK 1278140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 15, 2010 - 46,019,233 shares of common stock.

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

September 30, 2010

C O N T E N T S

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Consolidated Condensed Financial Statements	7

Network Dealer Services Holding Corp.

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
Assets	(unaudited)	(Audited)
Current Assets:
Cash	$29,914	$8,398
Accounts receivable, net	69,691	37,100
Accounts receivable, - related party	2,236	61,892
Prepaid asset	186	1,695
Inventory	3,953	-
Investments	1,059	2,074
Total current assets	107,039	111,159
Property and equipment, net	28,933	60,507
Total assets	$135,972	$171,666

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$106,966	$65,959
Accounts payable - related party	162,422	93,128
Other current liabilities	49,935	13,044
Notes payable - related party	140,831	-
Current portion capital leases	22,170	35,710
Current portion notes payable	-	2,720

Total current liabilities	482,324	210,561
Ling term liabilities:
Capital leases, net of current portion	23,545	42,099
Total long term liabilities	23,545	42,099
Total liabilities	505,869	252,660

Shareholders' Equity (Deficit):

Preferred stock, $0.001 par value, 5,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000
shares authorized; 46,019,233 shares issued
and outstanding	46,019	46,019
Additional paid in capital	1,749,698	1,749,698
Accumulated other comprehensive loss	(3,374)	(2,359)
Accumulated deficit	(2,162,240)	(1,874,352)

Total Stockholders' equity (deficit)	(369,897)	(80,994)

Total liabilities and stockholders' equity (deficit)	$135,972	$171,666

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$113,135	$241,852	$260,240	$426,924
Revenue - related party	174,232	146,262	430,127	410,236
Total Revenues	287,367	388,114	690,367	837,160

Cost of good sold	267,889	293,267	635,811	661,429

Gross Profit	19,478	94,847	54,556	175,731

Operating expenses
Professional fees	13,804	34,596	31,945	270,934
General and administrative	110,835	272,224	305,286	391,972
Total operating expenses	124,639	306,820	337,231	662,906

Loss from operations	(105,161)	(211,973)	(282,675)	(487,175)

Other Income (Expense)
Other income	-	-	3,051	-
Interest expense	(2,559)	(23,780)	(8,264)	(70,209)
Total other expenses	(2,559)	(23,780)	(5,213)	(70,209)

Income (loss) before taxes	(107,720)	(235,753)	(287,888)	(557,384)
Provision for income taxes	-	-	-	-
Net loss	$(107,720)	$(235,753)	$(287,888)	$(557,384)

Other Comprehensive Income
Unrealized gains (losses) on available for sale securities	(615)	(95)	(1,015)	739
Total Comprehensive Income (Loss)	(108,336)	(235,848)	(288,903)	(556,645)
Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and diluted	46,019,233	40,000,000	46,019,233	40,000,000

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(287,888)	$(557,384)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	35,969	35,970
Imputed interest on related party loan	-	57,457
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(32,591)	92,807
(Increase) decrease in accounts receivable related party	59,656	38,164
(Increase) decrease in inventory	(3,953)	-
(Increase) decrease in prepaid assets	1,509	1,844
Increase (decrease) in accounts payable	41,007	(11,535)
Increase (decrease) in accounts payable related party	69,294	38,219
Increase (decrease) in accrued liabilities	36,891	(3,503)
Net cash used in operating activities	(80,106)	(384,399)

Cash flow from investing activities:
Purchase of property and equipment	(4,395)	-
Net cash used in investing activities	(4,395)	-

Cash flows from financing activities:
Payments on notes payable and capital lease	(34,814)	(34,923)
Proceeds from notes payable - related party	140,831	-
Proceeds on shareholder loans	-	400,000
Net cash provided by financing activities	106,017	365,077

Net change in cash	21,516	(19,322)
Cash, beginning of period	8,398	39,948
Cash, end of period	$29,914	$20,626

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,679	$13,487
Related Party Debt Forgiveness	$-	$1,156,234

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the year ended December 31, 2009. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Capital has been raised through loans from shareholders and financing support from other related entities.  For the current nine-month period, the Company has continued to receive financing support from the related entity as described in Note 3 below. The Company expects such support to continue until the Company receives the additional investment funding it is seeking, or until the Company is no longer in need of such support.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to further development new and innovative products and services that target the auto industry. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

Related party transactions consist of sales and receivables to Great Western Holding Co., Inc. (GWHC).  GWHC has common ownership with the Company.  The Company contracts for and provides services to GWHC for advertising, printing, marketing and some internet solutions.  These services constitute sales revenues which are subsequently paid by GWHC.

In addition, GWHC has paid expenses on behalf of the Company. The Company expenses these amounts and records a liability for the amount owed. During the nine months ended September 30, 2010, GWHC paid $69,294 in expenses on behalf of the Company. The Company repaid $0 for the nine months ended September 30, 2010. As of September 30, 2010, the Company owed GWHC $162,422.

GWHC also loaned an additional $102,340 in cash during the quarter.  This is non-interest bearing and due on demand. During the quarter, the Company and GWHC agreed to reduce the debt by the balance due to the Company for services provided to GWHC in the amount of $28,598.  As of September 30, 2010, the Company owed $140,831.

Network Dealer Services Holding Corp.

Notes to Condensed Financial Statements

September30, 2010

(Unaudited)

NOTE 3 RELATED PARTY TRANSACTIONS  (continued)

Revenues for the nine months ended September 30, 2010, and 2009, attributable to GWHC, were $430,127 or approximately 64% of total revenues; and $410,236 or approximately 53% of total revenues, respectively.

During 2009, shareholders had advanced funds in the form of non-interest bearing demand loans. Interest expense was imputed on these loans of $57,457 for the nine months ended September 30, 2009.  No interest was imputed during the nine month period ended September 30, 2010.

NOTE 4 SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financials statements were issued, and has determined that there are no events that would require disclose herein.

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

Plan of Operations

We are engaged in the business of providing aftermarket sales, marketing, printing, servicing and underwriting channels for various extended service contracts and added value insurance and other products to the new and used automobile segments of the automobile industry; however, we believe our business operations comprise one accounting segment of the automobile industry.  See our web site at: www.networkdealerservices.com.  Our products are marketed and offered by us to consumers through new and used retail automobile dealership Finance and Insurance (“F&I”) representatives employed by the dealerships to sell F&I products at the point of sale or delivery of the automobile, on a fee and/or commission basis and are sold by us through automobile dealerships we contract with to facilitate their F&I business services.  It is anticipated in the future that our product offerings will be serviced and primarily underwritten by us through wholly-owned or controlled entities; however, F&I representatives will continue to be employees of the respective dealerships with whom we contract.  Currently, all of our products offered for sale through dealership F&I sales representatives are third-party products administered and underwritten through the third-party providers.  Our future product development plans include the creation of our own underwriting and administration companies and the offering of our own products directly to the end user.  We believe the F&I portion of an automobile dealership’s business is, by far, the most profitable sector.  Our business model consolidates a very stable and profitable segment of the automobile purchase process.  In the current economy, the consumer is justifiably concerned about an unexpected and un-budgeted expense.  Our products provide insured peace of mind with the cost budgeted into the purchase agreement and monthly financing payment at the point of purchase.  These products are tied specifically to the purchase of new or used vehicles.  As a result, we believe that we are able to plan and create stable revenue and very predictable mid and long term costs and expenses to our business platform because there is substantially and readily publicly available industry data and trends analysis specific to the purchasing, selling and maintaining of new and used automobiles.  Such a strategy should allow us to accurately forecast and adjust our business model with full scalability for maximum return on investment and efficient use of our capital, while increasing shareholder value and, most importantly, managing sustained controlled growth with a real benefit to the customer.  To fully implement our planned future business operations, we estimate that we will need approximately $5,000,000 in additional funding.  These funds would be primarily utilized to purchase existing insurance agencies that service automobile dealerships.  Those serviced dealerships will become part of our distribution network, and in addition to the current insurance products offered at those dealerships by such insurance agencies, we will offer our other services and products to them through the purchased agencies.  We do not currently have any firm commitments from which to raise these funds.  We cannot assure that we will be successful in raising these funds.  We believe that even without the planned funding, our current and planned business operations will continue to grow, but at a much slower pace. If we are successful in raising our planned funding, the following is a present estimate of the use of these proceeds, net of cost of raising these funds:

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

During the quarter ended September 30, 2010, we entered into new agency agreements with auto dealerships and installed our offering of products into those dealerships, including extended services contracts, GAP insurance and Theft and Ultra Care Vehicle Maintenance.  These products were installed in five dealerships during the quarter and by the last month of the quarter, were producing revenues at our previously anticipated levels.  Four of the five dealerships are owned by related parties.  During the upcoming quarter, we project installing some or all of our product offerings in between five and 10 new dealerships that are unrelated to us, which may substantially increase our monthly revenues by the end of our fourth quarter and will move the Company away from reliance on the related dealerships and customers.  We anticipate an increase in commissions from the sale of these products of at least 20% in the next quarter.  However, we recognize that the fourth quarter is typically sluggish for automobile sales and since our products are dependent upon automobile sales, the more substantial increase in revenues may be delayed until the first quarter of 2011, even though we project to double the numbers of dealerships we have installed our products in during the fourth quarter of this year.

We have also identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

We have engaged a securities broker/dealer that has filed a Form 211 with FINRA to seek quotations of our common stock on the OTCBB, a public trading medium, for our shares of common stock to be traded, and we anticipate that such quotations may begin prior to the end of the year.  We anticipate that with the quotations of our common stock on the OTCBB, we will move closer to securing the financial commitment we are seeking.

Results of Operations

For the three month periods ended September 30, 2010, and 2009

We had total revenue during the quarter ended September 30, 2010, of $287,367, compared to the quarter ended September 30, 2009, of $388,114.  Revenues declined during this reporting period due to the industry’s decline in automotive related advertising and marketing.  Cost of goods sold during the quarter ended September 30, 2010, was $267,889, for a gross profit of $19,478, compared to the cost of goods sold during the quarter ended September 30, 2009, of $293,267, for a gross profit of $94,847.  Gross profit percentage decreased from 24% to 7%.  The main driver of the decreased gross profit percentage was the increase in cost of goods sold due largely to a reduction in the client base and those clients that were retained are requiring a smaller amount of our services and products due to overall economic conditions.  Operating expenses during the quarter ended September 30, 2010, were comprised of professional fees of $13,804 and general and administrative expenses of $110,835, for total operating expenses of $124,639, which resulted in a loss from operations for the quarter ended September 30, 2010, of $105,161.  In comparison, during the quarter ended September 30, 2009, operating expenses were comprised of professional fees of $34,596 and general and administrative of $272,224, for total operating expenses of $306,820, which resulted in a loss from operations of $211,973.  Professional fees substantially declined during this period due primarily to the non-recurrence of certain Securities and Exchange Commission filings (our Form 10 Registration Statement legal and accounting expenses).  General and administrative expenses decreased due to a drop in overall employee counts as well as the elimination of certain operating lease costs.   We had interest expense of $2,559 for the quarter ended September 30, 2010, compared to interest expense of $23,780 for the quarter ended September 30, 2009.  The decline in interest expense resulted from a substantial reduction in interest on shareholder loans, which were subsequently satisfied in 2010.  We had a net loss of $107,720 for the quarter ended September 30, 2010, compared to a net loss of $235,753 for the quarter ended September 30, 2009.  We had unrealized losses on available for sale securities of $615 in the quarter ended September 30, 2010, compared to $95 in the quarter ended September 30, 2009, with a total comprehensive loss of $108,336 for the quarter ended September 30, 2010, and $235,848 for the quarter ended September 30, 2009.

For the nine month periods ended September 30, 2010, and 2009

We had total revenue during the nine months ended September 30, 2010, of $690,367, compared to the nine months ended September 30, 2009, of $837,160.  Revenues declined during this reporting period due to the industry’s decline in automotive related advertising and marketing.  Cost of goods sold during the nine months ended September 30, 2010, was $635,811, for a gross profit of $54,556, compared to the cost of goods sold during the nine months ended September 30, 2009, of $661,429, for a gross profit of $175,731.  Gross profits decreased during this period due to a decrease in operating revenues.  In addition to the decreased revenues, we also saw an increase in our cost of goods sold, driving a decrease in the gross profit percentage from 21% to 8% for the nine month periods ended September 30, 2009, and 2010.  The decrease in the gross profits is due largely to a change in costs associated with our product mix for the period.  Operating expenses during the nine months ended September 30, 2010, were comprised of professional fees of $31,945 and general and administrative expenses of $305,286, for total operating expenses of $337,231, which resulted in a loss from operations for the nine months ended September 30, 2010, of $282,675.  In comparison, during the nine months ended September 30, 2009, operating expenses were comprised of professional fees of $270,934 and general and administrative of $391,972, for total operating expenses of $662,906, which resulted in a loss from operations of $487,175.  Professional fees substantially declined during this period due primarily to the expiration of the consulting agreement with Smith Consulting Services, Inc. This contract fully expired in 2009, resulting in no charges against income in 2010.  Also, additional costs were incurred by us in the previous quarter for legal and accounting fees related to the expense of becoming a publicly-held company. General and administrative expenses decreased due to decreases in personnel and salaries. We had interest expense of $8,264 and other income of $3,051, resulting in a net other expense of $5,213 for the nine months ended September 30, 2010, compared to interest expense of $70,209 for the nine months ended September 30, 2009.  The decline in interest expense resulted from a substantial reduction in interest on shareholder loans, which were subsequently satisfied in 2010.  We had a net loss of $287,888 for the nine months ended September 30, 2010, compared to a net loss of $557,384 for the nine months ended September 30, 2009.  We had unrealized losses on available for sale securities of $1,015 in the nine months ended September 30, 2010, compared to unrealized gains of $739 in the nine months ended 2009, with a total comprehensive loss of $288,903 for the nine months ended September 30, 2010 and $556,645 for the nine months ended September 30, 2009.

Liquidity

We had cash of $29,914 as of September 30, 2010.

Our operating losses continued through the third quarter of 2010.  However, due to changes in our operations resulting in increased operational efficiency, the amount of loss was reduced by half compared to the third quarter of 2009.  We have also identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

During the nine month period ended September 30, 2010, our net cash from operating activities improved over the nine month period ended September 30, 2009.  The primary driver of this change is the one-time payment of professional fees to Smith Consulting Services, Inc paid by us in the first quarter of 2009 and expensed during 2008 and 2009.  There were no further payment or charges to net income in 2010, and there are no expected future payments.

In addition, Great Western has paid expenses on behalf our behalf.  We expense these amounts and record a liability for the amount owed. During the nine months ended September 30, 2010, Great Western paid $69,294 in expenses on our behalf. We repaid $0 for the nine months ended September 30, 2010. As of September 30, 2010, we owed GWHC $162,422.

GWHC also loaned an additional $102,340 in cash during the quarter.  This is non-interest bearing and due on demand. During the quarter, We and Great Western agreed to reduce the debt by the balance due to us for services provided by us to Great Western in the amount of $28,598.  As of September 30, 2010, We owed Great Western $140,831.

These advanced expenses and loans were used for our working capital.

Revenues for the nine month periods ended September 30, 2010, and 2009, attributable to Great Western, were, respectively, $430,127 or approximately 62% of total revenues; and $410,236 or approximately 49% of total revenues.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NETWORK DEALER SERVICES HOLDING CORP.

Date:	November 15, 2010	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	November 15, 2010	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	November 15, 2010	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director