Form 10-K
period 2010-12-31
Network Dealer Services Holding Corp.
filed 2011-03-29
CIK 1278140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File Number: 000-53984

Network Dealer Services Holding Corp.

 (Exact Name of Registrant as specified in its charter)

Utah	77-0616375
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1725 East 1450 South, Suite 340

Clearfield, Utah 84015

 (Address of Principal Executive Offices)

(801) 927-4000

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities to be registered pursuant to Section 12(g) of the Act:

Title of Class
$0.001 par value Common Stock

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.

Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

[  ]

Large Accelerated Filer

[  ]

Accelerated Filer

[  ]

Non-Accelerated Filer

[X]

Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

There was no public market for the Registrant’s common stock at the end of its most recently completed second quarter, and there is presently no established trading market for these shares on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”); accordingly, these shares have been arbitrarily valued at their par value of one mill ($0.001) per share.  There were approximately 6,069.233 shares held by non-affiliates on the required valuation date, valued in the aggregate at $6,069.23.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of March 14, 2011, the Registrant had 46,660,901 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

TABLE OF CONTENTS

PART I

4

Item 1.  Business.

4

Item 1A.  Risk Factors.

10

Item 2.  Properties.

10

Item 3.  Legal Proceedings.

10

Item 4.  (Removed and Reserved).

11

PART II

11

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.                                                                                                                              11

Item 6.  Selected Financial Data.

13

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.     13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

18

Item 8.  Financial Statements and Supplementary Data.

18

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.     35

Item 9A.  Controls and Procedures.

35

Item 9B.  Other Information.

35

PART III

36

Item 10.  Directors, Executive Officers and Corporate Governance.

36

Item 11.  Executive Compensation.

40

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.                                                                                                                                           41

Item 13.  Certain Relationships and related Transactions, and Director Independence.

43

Item 14.  Principal Accounting Fees and Services.

45

PART IV

45

Item 15.  Exhibits, Financial Statement Schedules.

45

References and Forward-looking Statements

This Annual Report on Form 10-K (the “Annual Report”) is being filed by “Network Dealer Services Holding Corp.,” the Registrant, which is a Utah corporation that was formerly known as “Left Lane Imports, Inc.” References like “Network,” the “Company,” “we,” “our,” “us” and words of similar import refer to us and where applicable, include Network Dealer Services, Inc., a Utah corporation, which is our wholly-owned subsidiary, formerly named “Red Foxx Solutions, Inc.,” a successor to Red Foxx Solutions, LLC, a Utah limited liability company (sometimes called, respectively, “Network Sub” and “Red Foxx LLC”), and the past, current and intended business operations of these entities, the acquisition of which, by merger, is discussed below under the heading “Business Development of the caption “Business,” and in Part III, Item 13, under the heading “Merger Agreement,” and the business operations of which are discussed below under the caption “Business,” of Part I, Item 1, below.

This Annual Report contains certain forward-looking statements throughout, and for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending upon a variety of factors, many of which are beyond our control.  These factors include, but are not limited to, economic conditions generally and in the markets in which we have and may participate, competition within our chosen industry, our failure to successfully compete in that industry and our ability to finance our current and intended business operations and to expand the marketing strategy of our products.

Summaries of Documents filed as Exhibits

The descriptions of the agreements, documents and instruments referenced herein or filed as Exhibits to our Form 10 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2010 (the “Form 10), do not purport to be complete and are qualified in their entirety by reference to such agreements, documents and instruments.  See Part IV, Item 15.  Capitalized terms not otherwise defined herein shall have the meanings ascribed to them under the particular instrument referenced.  Certain attachments to such Exhibits discussed and filed herewith or previously filed are named and defined otherwise than in those Exhibits for easier reference to them in Part IV, Item 15.

PART I

Item 1.  Business.

BUSINESS

Business Development

We were organized under the laws of the State of Utah on December 12, 2003, under the name “Left Lane Imports, Inc.,” to conduct the business of a wholesale automobile dealership.  From our inception until shortly after our acquisition of Network Sub, we conducted business as a broker for the sale of automobiles of customers on consignment; acted as a broker for customers desiring to find a particular type of automobile for purchase; and we continuously maintained an automobile sales facility for wholesale and retail sales of automobiles to automobile dealers and the public in Salt Lake City, Utah.

Effective December 31, 2009, we acquired Network Sub, which was initially organized under the laws of the State of Utah on February 14, 2006, under the name “Red Foxx Solutions, LLC,” and which converted to a Utah corporation on September 28, 2009, under the name “Red Foxx Solutions, Inc.”  Directly following the filing of the Articles of Merger respecting our acquisition of Network Sub with the Utah Department of Commerce (the “Merger”), we changed our name to “Network Dealer Services Holding Corp.” and Network Sub’s name to “Network Dealer Services, Inc.”  We also increased our authorized shares from 55,000,000 authorized shares comprised of 50,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $0.01 par value preferred stock to 105,000,000 authorized shares comprised of 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.  The change in the par value of our authorized shares resulted in non-material adjustments to our capital accounts in our consolidated financial statements that accompany this Annual Report.  No class of preferred stock has ever been designated, and no preferred stock has ever been issued.

Network Dealer Services, Inc. (formerly “Red Foxx Solutions, LLC” and referred to herein as “Network Sub”) is engaged in the business of providing aftermarket sales, marketing, printing, servicing and underwriting channels for various extended service contracts and added value insurance products to the new and used automobile segments of the automobile industry.  It has conducted these business operations since its inception, and we became the successor to these business operations on the closing of the Merger.

Red Foxx Solutions, LLC was formed in late 2006 by Joshua A. Griffin and R. Shayne Griffin, who are our two principal stockholders who each owned 50% of the membership interests that were outstanding at the time of its conversion to a Utah corporation in the fall of 2009, under the name “Red Foxx Solutions, Inc.”; and each owned 50% of the outstanding voting securities of Red Foxx Solutions, Inc. at the time of the Merger under which we acquired Red Foxx Solutions, Inc. (now Network Sub)  The Griffins had no interest in us (Left Lane Imports, Inc.) at the time of the Merger.  Joshua A. Griffin serves on our Board of Directors and is our CEO and President; and R. Shane Griffin serves on our Board of Directors.

A transaction like the Merger whereby a majority of our shares was issued to the Network Sub stockholders is accounted for as a “reverse” acquisition.  Although the Merger was structured such that Network Sub became our wholly-owned subsidiary, Network Sub has been treated as the acquiring company for accounting purposes under Accounting Standards Codification 805-40, Reverse Acquisitions, due to the following factors: (i) Network Sub’s stockholders received the larger share of the voting rights in the shares issued in the Merger; (ii) Network Sub received the majority of the members of the Board of Directors; and (ii) Network Sub’s senior management prior to the Merger dominated our senior management post-Merger.

Additional information about the Merger can be found in Item 1 of our Form 10, which is referenced above; and in Part III, Item 13 below, under the heading “Merger Agreement.”

We plan to expand our present business operations in 2011 to encompass the acquisition of franchised and branded automobile dealers in rural and small-to-medium markets.  See our “Plan of Operation” in Part II, Item 7.

Business

Network Dealer Services Holding Corp. is a Utah corporation, organized in 2003, originally under the name “Left Lane Imports, Inc.” We are engaged in the business of providing aftermarket sales, marketing, printing, servicing and underwriting channels for various extended service contracts and added value insurance products to the new and used automobile segments of the automobile industry; however, we believe these business operations comprise one accounting segment of the automobile industry.  See our web site at: www.networkdealerservices.com.  Our products are marketed and offered by us to consumers through new and used retail automobile dealership Finance and Insurance (“F&I”) representatives employed by the dealerships to sell F&I products at the point of sale or delivery of the automobile, on a fee and/or commission basis and are sold by us through automobile dealerships we contract with to facilitate their F&I business services.  It is anticipated in the future that our product offerings will be serviced and primarily underwritten by us through wholly-owned or controlled entities; however, F&I representatives will continue to be employees of the respective dealerships with whom we contract.  Currently, all of our products offered for sale through dealership F&I sales representatives are third-party products administered and underwritten through the third-party providers; and our plans include the creation of our own underwriting and administration companies and the offering of our own products directly to the end user.  We believe the F&I portion of an automobile dealership’s business is, by far, the most profitable sector.  Our business model consolidates a very stable and profitable segment of the automobile purchase process.  Our products provide the insured with peace of mind with the cost budgeted into the purchase agreement and monthly financing payment at the point of purchase.  These products are tied specifically to the purchase of new or used vehicles.  As a result, we believe that we are able to plan and create stable revenue and very predictable mid and long term costs and expenses to our business platform because there is substantially and readily publicly available industry data and trends analysis specific to the purchasing, selling and maintaining of new and used automobiles.  Such a strategy should allow us to accurately forecast and adjust our business model with full scalability for maximum return on investment and efficient use of our capital, while increasing stockholder value and, most importantly, managing sustained controlled growth with a real benefit to the customer.

Presently, there are five automobile dealerships that have customary contractual arrangements with us, which are owned by related parties (the Griffins), and we provide our products and services to 12 other dealerships, four to five marketing agencies and 10 to 12 other companies.  Most of the products and services that we currently provide are marketing/media, data mining/management, print services, web-site development/support and the insurance products and services that we now offer.

Principal Products or Services and Their Markets

We offer the following products and services, which are also outlined on our web-site at www.networkdealerservices.com:

Vehicle Services Contracts and Extended Maintenance Contracts.  These agreements insure automobile purchasers against mechanical failures of the vehicles they purchase.  Vehicle service contracts are designed to protect consumers against unexpected, costly repairs to their vehicle.  A vehicle service contract can be purchased by a consumer to cover the costs associated with vehicle repair, including parts, labor, and/or sales tax and for certain repairs or replacements that may be required after a manufacturer’s warranty expires.  Various types of contracts have different coverage levels.  A given customer’s coverage for any covered repair is based upon the terms and conditions of the particular vehicle service agreement.  We offer a variety of coverage levels, and we expect to expand the types of coverage available in the future.

Guaranteed Asset Protection Insurance (“GAP”).  GAP Insurance insures the customer for the difference between the value of the vehicle and the customer’s indebtedness related to the vehicle purchase.  Payment is customarily dependent upon loss associated with theft or an accident that renders the vehicle a total loss or other similar losses.  We currently offer this product as our private label through a third-party underwriter and administrator.

Roadside Assistance, Windshield Replacement, Identity Theft Protection and Related Software.  These various ancillary products provide additional piece of mind to the customer and generate additional revenue for dealerships.   These products, the Vehicle Services Contracts and the GAP insurance products are currently sold at a small number of contracted dealerships.  We are actively marketing these products to new dealerships and plan to substantially increase the number of contracted dealerships in the future, subject to available funding and upon the purchase of active agencies dealing in these products.

Print and Marketing Services.  We offer print and marketing services to contracted dealers and to other dealers who do not offer the services that we provide.  We have a unique print and marketing division that adds value to agents, dealers, and their customers.  The print division is focused on direct marketing to the automobile dealer.  Our management experience and relationships in the automotive industry and resulting network give us a special understanding of the automobile dealer and its customers and their marketing needs.  We are also a marketing and data management company, which is focused on providing data and market specific information to automobile dealerships through proprietary hardware, software, market specific database mining, advertising, and content delivery channels.

Consulting Services to the Automobile Industry.  We provide profit enhancement consulting for small to medium-sized automobile dealerships, including human resource, information technology, profitability and sales processes.  This is a new service that we have launched charging a consulting fee to provide added value to our contracted dealerships and to leverage additional opportunities to introduce our products to new dealerships.  This can also be an effective customer retention tool.

Insurance and Administrative Services.  In the future, we plan to offer our own insurance products, including the Vehicle Service Contracts and GAP insurance products.  We will also be a claims and customer service administrator for our own insurance products.  These products will be offered through our client network, which will already be in existence, and to new clients, and we will require additional funding or revenues to launch these new products.

DrivePur.  We offer DrivePur, an odor eliminator, anti-microbial cleanser, and disinfectant, to dealerships through our agency operations.  DrivePur is sold both to dealers, for use on their used vehicle inventory, and through the dealer’s F&I division to it’s customers.  DrivePur is sold to the end-user through a proprietary and confidential marketing, administrative, and accounting system developed by our Company.  Our Company is also the exclusive provider of DrivePur administrative and marketing services.

Each of these products is and will be marketed by us directly to automobile dealerships.  The ultimate consumers of these products are the purchasers of new and used automobiles at dealerships.  We do not sell the products directly to consumers, but enter into dealer agreements for individual automobile dealerships and dealership groups (dealers form associations to collectively advertise the particular franchised vehicle lines of the members) to sell our products and sell third-party products to dealers as an agent for third-party providers.  This market can include automobile dealerships throughout the United States.  While we are currently marketing our products in the Western states, it is anticipated that these products will soon be marketed across the country.

Distribution Methods of Products or Services

We distribute our products directly to automobile dealerships.  We enter into a dealer agreement with an individual dealer or a dealer group for the sale of the products to the end user.  The dealer then sells the products, and remits the purchase price to the provider of the product (us or our contracted third-party provider).  The dealer receives a commission for each sale.  An administrative company administers the claims, payments, cancellations and all other customer relations services.   We have contracted with third-party administrators, who will be responsible for all of these administration services.  In the future, we plan to become the administrator for most of the products we sale.  At the present time, we only administer sales of the DrivePur product .

Competitive Business Conditions in the Industry and Methods of Competition

In both our marketing and insurance divisions, we currently offer very competitive pricing and the most popular insurance products.  Our insurance product offerings are and will be in some ways similar to those of our competitors, and the products offered at dealerships to automobile purchasers are well-established.  In printing and related services, most print companies do a broad variety of work, but focus on printing.  We, however, are more marketing and data management oriented than print focused, and our infrastructure and proprietary technologies programming set us apart from other competitors by providing specific reporting techniques that target a marketing campaign and its effectiveness, which allows us to offer specialized marketing services that are not typically offered elsewhere in our industry.

We will use our very effective print and marketing divisions and their unique product offerings as a competitive advantage.  We are not aware of any other company that currently offers the range of products and services that we do in this area.  We will use our dealer-specific print and marketing business to provide our dealers with services that are not generally available to the individual dealers we are competing with in our target market or to the larger national dealer groups.  The print and marketing division will also be a tool to build relationships with dealers that do not offer our products, giving us an opportunity to expand our other products through the marketing customers of the dealerships.

We have gathered data specifically dealing with the automobile industry that allows us to provide targeted micro-marketing for our ultimate customers, the purchasers of automobiles from dealers.  Rather than a printing press, our print division focuses entirely on variable data printing as a marketing focused, data-driven company.

The following are some of our competitors offering insurance agency services to dealers, most of which are larger and have substantially more assets and business than we presently have:

National: The Warranty Group (formerly Ryan or Resource Group) Chicago, IL; Zurich (formerly Universal Underwriters) Overland Park, KS; JM&A Deerfield, FL; Southwest Dealer Services Irvine, CA; Vanguard Dealer Services Fairfield, NJ; and Titan Dealer Services Tampa, FL;

Regional: Ibarra/Britto Group Salt Lake City, UT; Profit Concepts Ogden, UT; Morrison and Associates Park City, UT; Lender Data Boise, ID; Drivewise Salt Lake City, UT; and Idaho Dealer Services Boise, ID.

We have not included AAA or other roadside assistance companies or windshield replacement companies because they are not as similar as the other listed companies, which are also offering their products through the automobile dealerships.

Sources and Availability of Required Associated Services

We have had an agent relationship with several insurance providers, administrators and agencies, including the offering of products from National Auto Care (“NAC”) and Premier Dealer Services (“PDS”).  As we expand and enter the larger market of providing insurance and administration, these and other businesses will be our principal competitors.  Some of these competitors also include EFG Companies, Zurich Financial Services, Southwestern Dealer Services and JM&A Insurance.

Dependence on One or a Few Major Customers

Our business may presently be partially dependent upon a single or a few customers or relationships.  Our business commenced with a heavy reliance on a single automotive group called Great Western Holding Company, Inc. (“The Great Western Group” or “Great Western”).  Great Western is an automotive group located in Wyoming and controlled by the Griffins, our principal stockholders and two of our directors and/or executive officers.  However, we are rapidly expanding our reach and have contracted with new dealerships and agencies for our automotive products and our print and marketing services.  Great Western is still our largest customer; however, we expect our reliance on it to diminish as we continue to add new dealerships contracts.  We are currently marketing our products and services to many automobile dealer groups in several states.

There are four Great Western automobile dealerships that are under customary contractual arrangements with us.  Great Western entities contract for services at the same customary rates as are offered to other non-related entities.  We also provide our products and services to 12 other dealerships, four to five marketing agencies and 10 to 12 other companies. While Great Western entities are an important and stable revenue source, we continue to market to other non-related businesses.  This reduces our dependence on any one major customer.  We expect our dependence on Great Western as a revenue source will diminish as we anticipate our business plan will be more fully implemented in the third and fourth quarters of 2011.  Most of the products and services that we provide are marketing/media, data mining/management, print services, web-site development/support and the insurance products and services that we currently offer, all of which are marketed and sold to other non-related dealers groups.

Revenues attributable to Great Western for the years ended December 31, 2010, 2009, and 2008, were, respectively, $585,112 or approximately 66%; $493,911 or approximately 51%; and $510,113 or approximately 29%.

In December 2010, we entered into another customary contractual arrangement at the same customary rates as are offered to other non-related entities with Pocatello Nissan/Kia, an Idaho automobile dealership owned and operated by another related party, J and P Investments, LLC.  Joshua A. Griffin and Paul D. Stevens, both of whom serve as directors and executive officers of our Company, purchased Pocatello Nissan/Kia in December, 2010, and immediately entered into arrangements for the sale of our marketing, insurance and other products and services at the Pocatello dealership.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We do not currently hold any, but we intend to obtain trademarks and take additional steps to protect, our intellectual property in the future.  Sales commission structures of insurance related products are generally regulated by state governmental insurance agencies.

Some of our F&I agency contracts are informal in the sense that we do not have signed agency agreements.  We are currently finalizing a form of our automobile dealership agreements.  Our contracts are formal in the sense that we have an established relationship with contracted dealers and have been acting as an agent for them under standard business practices.  The F&I products we provide are through third parties.  The automobile dealerships are under written agreements with those providers, and we also have written agency agreements with those providers.  All funds paid under those contracts are paid by the automobile dealerships to the provider, and the provider then pays us a commission.

Effect of Existing or Probable Governmental Regulations on Our Business

State Laws

We will be subject to any state laws that apply to the agent of a service contract provider in the state where we sell our products.  This currently includes Utah, Wyoming and Idaho.  We are not currently a provider of the Vehicle Service Contracts, nor are we an insurer; we are an agent for such licensed providers.  In the states we currently operate in, we are exempt, as an agent from the licensing requirements for Vehicle Service Contract providers, provided that the actual provider is properly registered.  We only deal with providers in states where they are properly registered.

To the extent that we are subject to federal and state laws regarding the sale of Vehicle Service Contracts or other insurance products, we are in compliance in that we ensure that the providers are properly registered or otherwise in compliance with applicable law.

Exchange Act

We are subject to the following regulations of the Exchange Act and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We will also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Expenses

We expended $0 and $18,875 in research and development of proprietary software and marketing expenses, respectively, during the years ended December 31, 2010, and 2009.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)

None; not applicable.

Number of Total Employees and Number of Full-Time Employees

We have 14 total employees, eleven of whom are full-time employees.  Assuming completion of funding required to expand our planned service and product offerings, 13 of the 14 employees will be converted to full-time and additional staff would likely be added at that time.  Three of these employees are senior management: Joshua A. Griffin, R. Lynn McCoy, and Paul D. Stevens.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to disclose risk factors.

Item 2.  Properties.

We have two leases of real property for office and warehouse space that we utilized in our business operations.

Our leased property at 897 North Marshal Way, Suites A, B and C, Layton, Utah, represents approximately 3,600 square feet of warehouse and office space for our production, development and marketing staff, together with our printers, inserters, cutters, folders and stuffing equipment and our IT management, equipment, servers, routers, monitors and related equipment.  This property is leased for the 18 month period commencing October 31, 2009, at a rate of $3,150 per month.  The lease will continue on a month to month basis following the initial term unless terminated by either party at least 90 days prior to the end of its term.

Our leased property at 1725 E. 1450 S., Suite 340, Clearfield, Utah, represents approximately 3,339 square feet of quality office space for our executive staff and sales personnel, leased for two years, at a monthly rate of $5,802, with rent abatement of $3,000 for the January, 2011, monthly payment, and with no rent due for the months of July, September and November, 2010.

Copies of these leases were filed as Exhibits to our Form 10.  See Part IV, Item 15, for a reference to additional information regarding these leases.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows.  We are not aware of any legal action to which our Company has been named as a party.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

During the year ended December 31, 2010, there was no established public trading market for common stock.  We sought and were approved for public quotations of our common stock beginning December 16, 2011, on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “NTDR.”  Since the beginning of February, 2011, the existence of quotations for trades has been limited and sporadic.  For any market that develops for our common stock, the sale of “restricted securities” pursuant to Rule 144 of the SEC by members of our management or any other persons to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.

Holders

As of March 14, 2011, there were 114 holders of record of our common stock.

Dividends

No dividends were paid during the fiscal years ending December 31, 2010, and 2009, and we have no history of paying cash dividends.  We have no present intention of paying dividends in the foreseeable future, and earnings, if any, will be utilized to develop our business model.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans or similar plans or arrangements respecting compensation; however, on December 20, 2010, our Board of Directors authorized stock grant awards in the amount of 1,400,000 shares to compensate certain employees and executive officers for services rendered, all valued at $0.01 per share.  One-third of these shares (466,668 shares) were fully vested in December, 2010, and two-thirds (933,332 shares) will automatically vest in December, 2011, to all employees who have been continuously employed by us through in December, 2011.  Those unvested shares total 933,332.  All such shares are “restricted securities” as defined in Rule 144 of the SEC and are subject to additional restrictions of respective Lock-Up/Leak-Out Agreements executed and delivered by each such employee or executive officer receiving a stock grant award on December 20, 2010.  See the notes to the table under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” below.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

During the last three years, we issued the following unregistered securities:

Name of Person or Group	Date	Number of shares	Consideration
Founders at Inception	12-12-03	215,000	$6,450
94 Accredited Investors	01-13-04	800,000	$32,000
James P. Doolin	01-02-08	848,407	Debt Forgiveness of $33,936(1)
Smith Consulting Services, Inc.	12-24-09	3,755,826	Consulting Services valued at $0.01 per share(2)
M.E. Dancy Consulting Services, Inc.	12-24-09	200,000	Services valued at $0.01 per share(1)
David E. Nelson	12-24-09	200,000	Services valued at $0.01 per share(1)
Red Foxx Solutions, Inc. Shareholders	12-24-09	40,000,000	Network Sub Merger Consideration(3)
Stock Grant Awards	12-20-10	1,400,000	Services valued at $0.01 per share (see the heading “Securities Authorized for Issuance under Equity Compensation Plans” directly above(4)
Willard Stawski	02-02-11	150,000	Settlement of a liability(5)
James Kolsen	02-02-11	25,000	Settlement of a liability(5)

(1)

Subject to a Lock-Up/Leak-Out Agreement providing for a nine month Lock-Up/Leak-Out Period commencing October 19, 2010 (a date that was 90 days from the effective date of our Form 10), during which, for the first 90 days, no shares could be publicly sold, and for the six months thereafter, limited to sales of 1/6th of his holdings for the next six consecutive months, on a cumulative basis, meaning that if no shares were sold in any monthly period when shares were qualified to be sold, such shares could be sold in the next or any successive monthly period.  The Lock-Up Period may also be deemed to have commenced as early as July 19, 2010, when the Company was deemed to have satisfied the informational requirements of subparagraph c(2) of Rule 144 on the publication of its listing in Standard & Poor’s Corporation Records, along with various prior mailings to stockholders that included all of the information required by Rule 15c2-11(a)(5) of the SEC, including requisite financial statements.

(2)

Subject to a Lock-Up/Leak-Out Agreement providing for an 18 month Lock-Up/Leak-Out Period commencing on October 19, 2010 (a date that was 90 days from the effective date of our Form 10), during which, for the first six days, no shares could be publicly sold, and for the 12 months thereafter, limited to sales of 1% of our outstanding securities per quarter as required by Rule 144(e), on a cumulative basis, meaning that if no shares were sold in any monthly period when shares were qualified to be sold, such shares could be sold in the next or any successive monthly period.  The Lock-Up Period may also be deemed to have commenced as early as July 19, 2010, when the Company was deemed to have satisfied the informational requirements of subparagraph c(2) of Rule 144 on the publication of its listing in Standard & Poor’s Corporation Records, along with various prior mailings to stockholders that included all of the information required by Rule 15c2-11(a)(5) of the SEC, including requisite financial statements.

(3)

The Griffins, each of whom acquired 15,000,000 shares under the Merger whereby we acquired Network Sub, are subject to respective Lock-Up/Leak-Out Agreements providing for a 24 month Lock-Up/Leak-Out Period commencing October 19, 2010 (a date that was 90 days from the effective date of our Form 10), during which, for the first 12 months, no shares can be publicly sold, and for the 12 months thereafter, limited to sales of 1% of our outstanding securities per quarter as required by Rule 144(e), regardless of whether each is then an “affiliate” of ours.  The Lock-Up Period may also be deemed to have commenced as early as July 19, 2010, when the Company was deemed to have satisfied the informational requirements of subparagraph c(2) of Rule 144 on the publication of its listing in Standard & Poor’s Corporation Records, along with various prior mailings to stockholders that included all of the information required by Rule 15c2-11(a)(5) of the SEC, including requisite financial statements.

(4)

Subject to a Lock-Up/Leak-Out Agreement providing for a 24 month Lock-Up/Leak-Out Period commencing December 20, 2010 (the “Lock-Up/Leak-Out Period”), during which, for the first 18 months, no shares can be publicly sold, and for the next six months thereafter, limited to sales of 1/6th of their respectively holdings for the next six consecutive months, on a cumulative basis, meaning that if no shares were sold in any monthly period when shares were qualified to be sold, such shares could be sold in the next or any successive monthly period.

(5)

On February 2, 2011, the Company settled claims with a former employee and a non employee.  The Company issued 175,000 shares of common stock and forgave a receivable in the amount of $21,359; the Company has recognized a liability as of December 31, 2010, for this settlement.  These shares are subject to a Lock-Up/Leak-Out Agreement providing for a 48 month Lock-Up/Leak-Out Period commencing February 2, 2011 (the “Lock-Up/Leak-Out Period”), during which, for the first 24 months, no shares can be publicly sold, and for the next 24 months thereafter, limited to sales of 1/24th of their respectively holdings for the next 24 consecutive months, on a cumulative basis, meaning that if no shares were sold in any monthly period when shares were qualified to be sold, such shares could be sold in the next or any successive monthly period.

Securities Act of 1933, as amended (the “Securities Act”) Registration Exemption Relied Upon

We issued these securities to persons who were either “accredited investors,” or “sophisticated investors,” as those terms are respectively defined in Rules 501 and 506 of the SEC; and each person had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities Exchange Commission. Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons, save for compliance with state notice and fee requirements, as may be applicable.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates.”

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Please see the preface at the beginning of this Annual Report for information regarding forward-looking statements contained herein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Auditor’s “Going Concern” Qualification

Note 12 to our consolidated financial statements contains the following “going concern” qualification, and this qualification is referenced in our auditor’s report on our consolidated financial statements, which accompanies this Annual Report in Part II, Item 8:

The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock or through loans from stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to further develop new and innovative products and services that target the auto industry.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

Our Board of Directors has determined to modify our business model to include the acquisition of franchised and branded automobile dealers in rural and small-to-medium markets, as well as continuing our present business of providing aftermarket sales, marketing, printing, servicing and underwriting channels for various extended service contracts and added value insurance products to the new and used automobile segments of the automobile industry. Using a prudent mix of cash, stock and debt, management believes that significant value exists in the acquisition of under-valued and under-performing franchised and branded small to mid-market dealerships.  We believe that significant unrealized value is obtainable through the integration of demonstrated Company sales and marketing strategies, dealership management policies and the consolidation of operations. We have selected a segment of the market that is well established, profitable and growing and that has a low barrier to entry for consolidation. The low barrier to entry is largely due to the fact that we have selected markets and dealerships that are generally not targeted for acquisition markets or dealership size by the established competition. Instead, the small-to-medium sized dealer remains a largely fragmented segment of the larger retail sales industry.  In many such markets, the price to purchase a dealer may be depressed due a relatively few amount of bidders.

Consolidating branded and franchised automobile dealerships has the demonstrated and quantifiable result of providing for greater operational efficiency, management controls, increased sales revenue and higher profit margins, with greater customer retention and satisfaction. Consolidation produces increased capacity through integrating centralized management and systems, while providing a consistent platform for growth through planned and controlled acquisitions.  Our dealership acquisition model will allow us to expand the offering of our current products to all newly acquired dealerships.

We believe that consolidating branded and franchised automobile dealerships will have the result of providing for greater operational efficiency, management controls, increased sales revenue and higher profit margins, and when combined with our in-house marketing, printing and retention programs, greater customer retention and satisfaction. Consolidation has the potential to produce increased capacity through integrating centralized management and systems while providing a consistent platform for growth through planned and controlled acquisitions.  We are engaged in researching this market landscape with the intention of identifying three operating and profitable automobile dealerships in our target market to purchase as part of our initial dealership acquisitions.

Our acquisition target is a franchised automobile dealership in a rural or small-to-medium, non-metropolitan market, with an initial focus on acquiring under-performing, small-business dealerships from a single owner/operator or a small dealer group.  As we acquire dealerships, we will use our current offering of aftermarket sales, marketing, printing, servicing and underwriting channels for various extended service contracts and added value insurance and vehicle maintenance products.  This integration will add revenues to all our current business lines and allow us to capture profits that are usually paid out to third-party providers.

The following are some of the competitors to our proposed dealership acquisition model:

National:  Lithia Motors, Asbury Automotive Group, Group 1 Automotive, Penske Automotive, Sonic Automotive, CarMax.

Regional:  Larry H Miller Group, Ken Garff Automotive Group, Freemont Motors.

We will use our very effective print and marketing divisions and their unique product offerings as a competitive advantage.  We are not aware of any other company that currently offers the range of products and services that we do in this area.  We will use our dealer-specific print and marketing business to provide our acquired dealers with services that are not generally available to the individual dealers we are competing with in our target market or to the larger national dealer groups.  The print and marketing division will also be a tool to build relationships with dealers that do not offer our products, giving us an opportunity to expand our other products through the marketing customers of the dealerships.

Management has determined that our plan to acquire and consolidate automobile dealerships will require funding of approximately $10,000,000 for our initial acquisition phase.  This initial phase includes the planned acquisition of three automobile dealerships in the first three months of operations following funding and an additional acquisition of up to two automobile dealerships in the first year following funding.  We are prepared to begin acquiring dealerships immediately, but currently have no commitments for the needed funding.

Operating automobile dealerships requires licensing from state regulatory agencies.  We do not anticipate difficulty in assuming the licenses of the acquired dealerships or in applying for and receiving new licenses as circumstances may require.  Our plan focuses on the acquisition of franchised automobile dealerships, which will require manufacturer approval.  The process to obtain manufacturer approval for the transfer of an auto maker’s franchise can take up to 120 days.  To reduce the risk of loss related to the required third party approval during an acquisition, we will make all purchase agreements contingent upon receiving manufacturer approval.  We also anticipate that the relationship our current management team has with manufacturers will facilitate the timely receipt of manufacturer approval for our initial acquisition targets.

After the initial acquisition phase of up to five dealerships, we plan to acquire additional dealerships through a prudent mix of cash from operations and additional funds raised via debt and equity.

We currently have top management and staff in place to operate the three dealerships to be acquired upon obtaining funding.  Once these dealerships have been acquired, management will address the need for additional staff required to operate additional acquired dealerships.  Upon the acquisition of any target, management will address the need for changes in staffing at the dealership level. We anticipate that most employees of the acquired dealerships will be retained.

Results of Operations

The following information is presented, based upon the operations of our wholly-owned subsidiary, Network Dealer Services, Inc., by reason of the accounting treatment of our acquisition of Network Sub:

For the years ended December 31, 2010, and 2009

Our total revenues during 2010 decreased slightly compared to 2009.  However, revenues from related parties saw a substantial increase to $585,112 in 2010 compared to $493,911 in 2009.  This is in contrast to other revenues, which decreased to $326,227 in 2010 from $480,616 in 2009.  These non-related party revenues declined during this reporting period due to the lagging effects of the prolonged national recession and the decline in automotive industry’s advertising and marketing expenditures.  We were unable to recapture revenues and clients lost during the previous year even though the auto industry saw some improvement.  The revenues from related-parties increased because those clients had increased sales, which generated increased revenues in our agency products and increased purchases of our marketing products and services.  We also added an additional related-party dealership as a client at the end of 2010 which contributed to the increase.

Cost of goods sold during the year ended December 31, 2010, was $764,040, for a gross profit of $147,299, compared to the cost of goods sold during the previous year of $815,563 for a gross profit of $158,964.  The change is a reflection of the decrease in revenues from 2009; gross profit as a percent of revenue remained consistent from 2009 to 2010.  We do not anticipate a spike in cost of goods sold and would expect to maintain or improve our current gross profit margin as revenues increase.

Operating expenses during 2010 saw substantial changes.  During the year ended December 31, 2010, operating expenses were $589,686, compared to $735,698 in 2009.  This decrease was due to decreases in rent and professional fees, while general and administrative costs increased dramatically.  We decreased our rent in 2010 to $200,102 from $281,130 in 2009 by moving to a new office facility and reducing the total space rented in 2010.  Most of the decrease in operating expenses is a result of a reduction in professional fees which were $55,348 in 2010 compared to $383,235 in 2009.  The substantial decrease was due almost entirely to a large professional fee related to a consulting fee agreement expensed during the years 2008 and 2009 in relation to our merger finalized in 2009.  This transaction is described more fully as the “SCS Consulting Agreement” Part III, Item 13 hereof, under the heading “Merger Agreement.”  These fees were a one-time payment, and we do not expect any similar payments will made in the near future. Of that $400,000, $133,000 was charged to operations in 2008 and the remaining $267,000 was charged to operations in 2009, affecting the income amounts in those years by such amounts.  The decrease in operating expenses resulted in the decrease in our operating loss for 2010.

We also saw a substantial increase in general and administrative costs during 2010.  Those costs increased from $80,313 in 2009 to $334,236 in 2010.  This increase is largely due to our hiring of several salaried employees in 2010.  The employees hired in 2010 were in our legal, human resources, and information technology departments.  However, these expenses did not contribute substantially to our loss from operations because we entered into certain agreements to sell the services of these employees  to our related-party clients, who paid us for legal, human resource, information technology, and other operational consulting services rendered by our employees, which largely offset the new salaries paid to our new employees.  Management also believes that the addition of those employees was necessary for us to grow and roll out our plan of acquiring automobile dealerships.

Management believes that we will be able to increase gross margins during our acquisition phase due to economies of scale.  As we acquire dealerships, we add those same dealerships as clients for each of our ancillary products and services, increasing revenue in each department.  We do not expect a material change in the cost of most of our products, though we have been able to find lower-cost providers for some products and will continue to search for these savings.  We will also be able to decrease costs and increase the gross profits for our products following development of our own insurance and administrative businesses.

The following are the principal reasons for the increases and decreases in the Results of Operations in the periods reported:

1.

Revenues are down over a year ago due to the lagging effects of the recession.  Many automobile dealers have eliminated advertising and marketing entirely for a period of time, and have delayed the implementation of F&I product changes.  Also, the demand for business development center services is significantly down over a year ago.

2.

Cost of goods sold have decreased over a year ago due to the corresponding reduction in revenues.

3.

Professional fees decreased due to the termination of the SCS Consulting Agreement.

4.

General and administrative costs increased over a year ago due to our addition of several salaried employees.

5.

Interest expense has declined due to the expiration of certain capital leases over a year ago.  Related entity obligations have been reduced and/or eliminated resulting in a significant reduction in imputed interest charges.

Liquidity

For the years ended December 31, 2010, and 2009

Liquidity remains a concern for us.  Our cash position and the amount of current assets continues to cause liquidity problems as the current assets were $50,993 on December 31, 2010, compared to $111,159 at December 31, 2009.   As described in the section above titled “Auditor’s Going Concern Qualification,” we are not generating sufficient revenues to sustain our business and continue to seek additional funding to roll out our business plan and generate sufficient revenues to both cover our expenses and generate a profit.  As a percentage of both the total current assets and total assets on December 31, 2009, both current assets and total assets saw dramatic reductions during 2010.  However, the change is due almost entirely to a change in accounts receivable from a related party.  Where we showed an accounts receivable balance from related parties of $61,892 on December 31, 2009, the balance was a $-0- on the same date in 2010. The reduction was primarily due to a change in billing practices with the related parties.  During 2010, we borrowed funds on notes payable and the notes payable are reduced as services are rendered and invoiced to the related parties.

Liquidity also declined during the year ending December 31, 2010, due to our continued operating losses for the year.  We incurred additional operating expenses in anticipation of the increased costs of managing a publicly-held company.  Legal and accounting fees have increased due to the requirements imposed on a public company.  Also, we are incurring costs necessary to seek investment capital and to implement our business plan outlined in Part I, Item 1 hereof, and in our “Plan of Operation” above.  All of these commitments are in anticipation of first round funding that is expected sometime prior to the end of 2011.

Our current liabilities increased during the year ended December 31, 2010..  The December 31, 2010, balance for current liabilities was $594,454, compared to a balance of $210,561 in 2009.  The change is mostly attributable to the increase in notes payable to related parties which show a December 31, 2010, balance of $351,748 compared to no balance at the end of 2009.  This new balance in notes payable to related parties is due to two factors: (1) a portion of the balance owed to the related parties as accounts payable was converted to notes payable; and (2) the related parties continued to advance funds to us throughout the year in the form of notes payable.  These funds advanced by related parties were used to pay our operating expenses, primarily payroll.

During the years ended December 31, 2010, and 2009, Great Western and other related parties advanced the aggregate amounts of $327,490 and $400,000 to us in the form of notes payable to related parties (during 2009 and a portion of 2010, the advances were booked as accounts payable to related parties).  The largest aggregate amount of principal outstanding to Great Western during 2010 was $351,748, and during 2009, was $599,106.  We repaid $128,509 (by reducing the notes payable with a corresponding reduction to our accounts receivable from the same related party) and $88,749 for the years ended December 31, 2010, and 2009, respectively.  Also, during the years ended December 31, 2010, and 2009, Great Western forgave amounts payable of $0 and $567,912, respectively.  As of December 31, 2010, and 2009, we owed Great Western and other related parties $390,603 and 93,128, respectively.

During 2009 and part of 2010, during the economic recession, new and used automobile sales trended downward significantly.  Because many of our products are ancillary to the purchase of new and used automobiles at dealerships, the sales of those products also trended down significantly.  The downward trend of the availability of financing for automobile purchases and the increase in the price of gasoline contributed to the downward trend of automobile sales and the sales of our products.  We have now seen an upward trend of automobile sales and recovery of the economy in general.  If this upward trend continues, we believe we will see a material increase in sales of our products, resulting in increased liquidity to us.

Liquidity in the near term is affected by our ability to increase our business volume and profitability.  Our management recognizes positive trends in the growth of our print media sales and our proprietary bundled products being sold to dealer groups.  Our management also views our relationship with our related party dealer group, Great Western, as a source of continued financial stability until our business plan can be fully implemented.  However, management recognizes that securing funding to acquire dealerships is key to generating the sales and cash flow needed to resolve our current liquidity problems.

Liquidity in the long term will be impacted by our ability to raise investment capital.  We believe this infusion of capital will allow us to fully implement our business plan, increase sales volume and stabilize our liquidity needs.   We also believe that all of our long-term obligations and commitments can be satisfied by the implementation of our business plan and the successful raise of the capital necessary to fully implement our plans.

There is no internal source for liquidity other than the potential of increased profitability.  Our major external source of liquidity will be our anticipated required funding to fully implement our business plan, which is not assured.  Without additional funds, our liquidity will be directly tied to our growth, and our growth will be limited on a year to year basis, without the infusion of additional funding from sources other than our business operations.

See the discussion of the five numbered items of our Results of Operations above for the years ended December 31, 2010, and 2009, for additional general information that was also applicable to the discussion of these yearly liquidity issues.

Critical Accounting Policies and Estimates

Valuation Allowance for Deferred Tax Assets

We have provided estimates relating to deferred tax assets which are conservative.  This is deemed to be appropriate given that we have yet to produce taxable income.  We could eventually have taxable income and realize the deferred tax benefits.  However, such benefits are not deemed likely in the near future due to the historical loss experience.

Compensation for Share Based Awards

We have no equity compensation plans or similar plans or arrangements respecting compensation.  However, on December 20, 2010, our Board of Directors authorized stock grant awards in the amount of 1,400,000 shares to compensate certain employees and executive officers for services rendered.  This is discussed in detail in Part II, Item 5. This is also disclosed in Notes 1 and 9 of our audited consolidated financial statements, which accompany this Annual Report in Part II, Item 8.  All of these shares are not fully vested shares and are subject to restrictions as defined in Lock-Up/Leak-Out Agreements discussed in Part II, Item 5, under the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.”  Management deems that estimates, judgments and measurements used in valuations are fully supported by data and information used in assessing valuation.  Management believes the likelihood that materially different amounts would be reported under different conditions or using different assumptions is nil.

Capital Resources

We had no material commitments for capital expenditures as the year ended December 31, 2010, or the year ended December 31, 2009.  Capital resources will be augmented by our first round funding, when available.  Management anticipates the use of capital infusion through funding rather than the use of debt to fund operations.  Funding will be used for acquisitions, research and development and development of our insurance agencies.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements for the years ended December 31, 2010, and 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Network Dealer Services, Inc.

We have audited the accompanying consolidated balance sheets of Network Dealer Services Holding Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Dealer Services Holding Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has incurred significant losses since inception, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 29, 2011

NETWORK DEALER SERVICES HOLDING CORP.

Consolidated Balance Sheets

Assets	December 31, 2010	December 31, 2009
Current Assets:
Cash	$5,937	$8,398
Accounts Receivable, net	39,576	37,100
Accounts Receivable, related party	-	61,892
Inventory	5,294	-
Prepaid asset	186	1,695
Investments	-	2,074

Total current assets	50,993	111,159

Property and equipment, net	31,776	60,507

Total assets	$82,769	$171,666

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$80,877	$65,959
Accounts payable - related party	38,855	93,128
Other current liabilities	74,399	13,044
Unearned revenue – related party	23,299	-
Notes payable related party	351,748	-
Current Portion Capital Leases	25,276	35,710
Current Portion Notes Payable	-	2,720

Total current liabilities	594,454	210,561

Long-term liabilities:
Capital Leases	14,754	42,099

Total long-term liabilities	14,754	42,099

Total liabilities	609,208	252,660

Stockholders'/Members' Equity (Deficit):
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 46,485,901 and 46,019,233 shares issued and outstanding, respectively	46,486	46,019
Additional paid in capital	1,767,893	1,749,698
Accumulated other comprehensive loss	-	(2,359)
Accumulated deficit	(2,340,818)	(1,874,352)
Total Stockholders’ equity (deficit)	(526,439)	(80,994)

Total liabilities and Stockholders' equity (deficit)	$82,769	$171,666

See accompanying notes to financial statements

NETWORK DEALER SERVICES HOLDING CORP.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
Revenue	$326,227	$480,616
Revenues - related party	585,112	493,911
Total revenues	911,339	974,527

Cost of Goods Sold	764,040	815,563

Gross Profit	147,299	158,964

Operating expenses:
Rent	200,102	281,130
Professional fees	55,348	383,793
General and administrative	334,236	80,314
Gain on sale of fixed assets	-	(9,539)

Total operating expenses	589,686	735,698

Loss from operations	(442,387)	(576,734)

Other Income (Expense)
Loss on sale of investment	(2,531)	-
Interest expense	(21,548)	(72,626)
Total other expenses	(24,079)	(72,626)

Income (loss) before taxes	(466,466)	(649,360)

Provision for income taxes	-	-

Net loss	$(466,466)	$(649,360)

Other Comprehensive Income
Unrealized gains (losses) on available for sale securities	(172)	1,102
Reclassification adjustment for loss included in net income	172	-
Total Comprehensive Income (Loss)	(466,466)	(648,258)

Net loss per share - Basic and diluted	$(0.01)	$(0.02)
Weighted Average Shares Outstanding – Basic and Diluted	46,034,576	40,000,000

See accompanying notes to financial statements

NETWORK DEALER SERVICES HOLDING CORP.

Consolidated Statements of Stockholders'/Members' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Members' Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2008	-	$-	$-	$(700,559)	$(3,461)	$-	$(704,020)
Contributions	-	-	-	629,005	-	-	629,005
Imputed Interest on Related Party Loans	-	-	-	54,789	-	-	54,789
Related Party debt forgiveness/contributed capital	-	-	-	545,932	-	-	545,932
Balance Immediately Prior to Reverse Acquisition of Left Lane Imports, Inc.	-	-	-	529,167	(3,461)	-	525,706
Recapitalization of NDS with Left Lane Common Stock Issued in the Acquisition	40,000,000	40,000	1,714,159	(529,167)	-	(1,224,992)	-
Acquisition of Left Lane	1,863,407	1,863	(1,863)	-	-	-	-
Balance Immediately After Reverse Acquisition of Left Lane Imports, Inc.	41,863,407	41,863	1,712,296	-	(3,461)	(1,224,992)	525,706
Shares issued for services	4,155,826	4,156	37,402	-	-	-	41,558
Unrealized gain (loss) on available for sale securities	-	-	-	-	1,102	-	1,102
Net loss, year ended December 31, 2009	-	-	-	-	-	(649,360)	(649,360)
Balance at December 31, 2009	46,019,233	46,019	1,749,698	-	(2,359)	(1,874,352)	(80,994)
Common stock issued for Services	466,668	467	4,200	-	-	-	4,667
Unrealized gain (loss) on available for sale securities	-	-	-	-	(172)	-	(172)
Imputed interest on related party loans			13,995				13,995
Realized gain (loss) on available for sale	-	-	-	-	2,531	-	2,531
Net loss, year ended December 31, 2010	-	-	-	-	-	(466,466)	(466,466)
Balance at December 31, 2010	46,485,901	$46,486	$1,767,893	$-	$-	$(2,340,818)	$(526,439)

See accompanying notes to financial statements

NETWORK DEALER SERVICES HOLDING CORP.

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2010	2009 (Restated)
Cash flows from operating activities:
Net loss	$(466,466)	$(649,360)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	33,947	47,961
Bad debt expense	-	1,311
(Gain) loss on sale of asset	2,531	(9,539)
Imputed interest on related party loan	13,995	54,789
Shares issued for services	4,667	41,558
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,476)	36,437
(Increase) decrease in accounts receivable related party	(66,617)	(21,116)
(Increase) decrease in inventory	(5,294)	-
(Increase) decrease in prepaid assets	1,509	335
Increase (decrease) in accounts payable	14,918	(292,642)
Increase (decrease) in accounts payable related party	98,494	381,099
Increase (decrease) in accrued liabilities	61,355	1,696
Increase (decrease) in unearned revenue	23,299	-
Net cash from operating activities	(286,138)	(407,471)

Cash flow from investing activities:
Proceeds from sale of investment	1,902	-
Proceeds from sale of fixed assets	-	22,407
Purchase of property and equipment	(5,216)	-
Net cash from investing activities	(3,314)	22,407

Cash flows from financing activities:
Payments on notes payable and capital lease	(40,499)	(46,486)
Proceeds from related party notes payable	327,490	-
Proceeds on stockholder loans	-	400,000
Net cash from financing activities	286,991	353,514

Net change in cash	(2,461)	(31,550)
Cash, beginning of period	8,398	39,948
Cash, end of period	$5,937	$8,398

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$10,604	$17,837
Non-cash transactions:
Related party reduction in accounts receivable for reduced notes payable	$128,509	$88,749
Related party debt forgiveness	$-	$1,174,937

See accompanying notes to financial statements

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Network Dealer Services Holding Corp. (the “Company”) has been in operation since February of 2006. The Company provides a series of automobile specific products and services for its auto dealership clients and has expanded its capabilities to include Internet marketing services.  The Internet marketing services the Company provides include website development, limited website hosting, website design, and email marketing.

In the future, the Company will continue to offer new and innovative products and services that target the automobile industry and their customer base utilizing specialized personalized marketing services that increase customer satisfaction, customer retention, customer loyalty and ultimately improved sales for its clients.

On December 31, 2009, Network Dealer Services Holding Corp. (formerly known as Left Lane Imports, Inc.) (“NDSH”) acquired Network Dealer Services, Inc. (Formerly known as Red Foxx Solutions, LLC) (“NDS”) through the merger of a wholly owned subsidiary with and into NDS.  As a result of the merger, NDS became a wholly-owned subsidiary of the Company.  The merger has been accounted for as a reverse acquisition using the purchase method of accounting.  Although the merger was structured such that NDS became a wholly-owned subsidiary of the Company, NDS has been treated as the acquiring company for accounting purposes under Accounting Standards Codification 805-40, Reverse Acquisitions: due to the following factors: (1) NDS’s stockholders received the larger share of the voting rights in the merger; (2) NDS received the majority of the members of the Board of Directors; and (3) NDS’s senior management prior to the merger dominated the senior management of the combined company.

b.  Accounting Method

The Company’s financial statements are prepared in accordance with US Generally Accepted Accounting Principles.  The Company has elected a December 31 year-end.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.

Income Taxes

On September 28, 2009, the Company was converted to a Utah corporation.  Prior to this election, the Company operated as a limited liability company and elected to be taxed similar to a partnership. Accordingly, each member was responsible for reporting its respective share of the Company’s net income or loss for Federal and State income tax purposes.  After the election, the Company became responsible for its taxable income or losses.

The Company applies the provisions of Statement of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  See Note 8.

The Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.

f.   Accounts Receivable

The Company writes off trade receivables when deemed uncollectible. The Company estimates allowance for doubtful accounts based on the aged receivable balances and historical losses.  The Company charges off uncollectible accounts when management determines there is no possibility of collecting the related receivable.  The Company expensed $0 and $1,311 to bad debt expense for the years ended December 31, 2010 and 2009, respectively. The allowance for doubtful accounts balance at December 31, 2010 and 2009, was $6,642 and $17,446, respectively.

g.

Inventory

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method.  The Company’s inventory consists of paper and printing supplies.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h.  Property and Equipment

Property and Equipment are stated at cost.  Expenditures for minor repairs, maintenance, and replacement parts which do not increase the useful life of the assets are charged to expense as incurred.  All major additions and improvements are capitalized.  Depreciation is computed using the straight-line and double declining balance methods and includes amortization of capital leased property.  The lives over which the fixed assets are depreciated range from 5-7 years.  Fixed assets and related depreciation for the period are as follows:

	2010	2009
Computer equipment	$32,519	$29,840
Furniture and equipment	226,266	226,266
Leasehold improvements	5,470	3,753
Accumulated depreciation	(232,479)	(199,352)
Total fixed assets	$31,776	$60,507

Depreciation expense was $33,947 and $47,961 for the years ended December 31, 2010 and 2009, respectively.

i. Revenue Recognition

Revenue is recognized as earned; persuasive evidence of an agreement exists, delivery has occurred, and the price is fixed or determinable, and collectability is reasonably assured.  Revenues from printing, marketing, and consulting services are recognized upon delivery and acceptance on gross sales. Additionally, the Company receives commissions on the sale of third party contracts.

j. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $6,917 and $689 of advertising expense during the years ended December 31, 2010 and 2009, respectively.

k. Net Loss Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended December 31, 2010 and 2009 any the potentially dilutive shares are anti-dilutive and are thus not included into the earnings per share calculation.

As of the years ended December 31, 2010 and 2009 there were 933,333 and 0, respectively, potentially dilutive shares resulting from the issuances of unvested stock awards.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  The subsidiary is wholly owned.  All material intercompany accounts and transactions are eliminated in consolidation.

m.

Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

ASC Topic 350 – In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an  impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

ASC Topic 820 – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements (ASU 2010-06). We adopted ASU 2010-06, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010.  The Company believes that the disclosures will not have a material impact on its consolidated results of operations and financial condition when updated.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

n.

Lease Accounting Policies

The Company’s operations are conducted in premises occupied under lease agreements.  Lease terms vary but generally the leases provide for fixed and escalating rentals.  The Company records rent expenses for its operating leases on a straight-line basis over the base term of the lease agreements.

The Company evaluates the classification of its leases following the guidance in ASC 540-10-25. Leases that qualify as capital leases are recorded at the present value of the future minimum rentals over the base term of the lease using the Company's incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that generally corresponds with the base term of the lease.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o.

Segments and Geographic Information

The Company has operated in a single segment providing marketing and consulting services to automobile dealerships in the mountain west region of the United States.

p.

Non-Vested Stock Awards

The Company treats all non-vested stock awards as not issued and outstanding because grantees have no ownership rights until they vest.

NOTE 2-

COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company leases its office and warehouse space under a non-cancelable lease agreement accounted for as an operating lease.   The lease payment is $3,150 a month and expires May 31, 2011.

The Company also leases office equipment under a non-cancelable lease agreement which is also accounted for as an operating lease.  The lease payment is $9,641 a month and expires August 15, 2014.

On March 4, 2010, the Company entered into a lease agreement for 3,339 square feet of office space at a monthly rate of $5,802.  The lease expires March 31, 2012.

Minimum rental payments under the non-cancelable operating leases are as follows:

Years ending December 31,	Amount
2011	$201,060
2012	133,097
2013	115,694
2014	67,488
2015	-
$517,339

Rent expense was $200,102 and $281,130 for the years ended December 31, 2010, and 2009, respectively.

NOTE 3 -

CONCENTRATIONS OF RISK

Revenues and Accounts Receivable

The Company has one significant customer that accounts for $585,112 and $493,931 or 64% and 51%, of sales for the years ended December 31, 2010, and 2009, respectively.  This same customer also accounts for $0 and $61,892, or 0% and 63%, of the total accounts receivable balance at December 31, 2010 and 2009, respectively.  This customer is a related party.  See Note 6 for further discussion.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 4 – CAPITAL LEASES

The Company entered into a capital lease arrangement for the purchase of equipment.  The balance sheet includes $6,665, net of accumulated depreciation of $80,409, in equipment under this capital lease as of December 31, 2010.  Payments are due in monthly installments of $2,540.  The lease has an implied interest rate of 16.87%.

Aggregate maturities on the capital leases as of December 31, 2010, are due in future years as follows:

2011	$25,276
2012	14,754
2013	-
2014	-
2015	-

40,030

Less current portion	25,276
$14,754

NOTE 5-

NOTES PAYABLE

Notes payable consisted of a payable to a financing company; 7.75% per annum; secured by a box truck with a cost of $19,569 and a net book value of $1,904; due in monthly installments of $477; maturing July 11, 2010. The loan was paid in full as of December 31, 2010.

NOTE 6-

RELATED PARTY TRANSACTIONS

Related party transactions consist of sales and receivables to Great Western Holding Co., Inc. (Great Western). Great Western has common ownership with Network Dealer Services.  Network Dealer Services contracts for and provides services to Great Western for advertising, printing, marketing and some internet solutions.  These services constitute sales revenues which are subsequently paid by Great Western.

During the year Great Western paid the Company for services that were not performed until 2011.  As of December 31, 2010 the Company had recorded $23,299 as unearned revenue.

During the year Shareholders paid $62,642 in expenses on behalf of the Company and the Company repaid $23,787.  As of December 31, 2010 the Company owed $38,855 to the Shareholders.

During the year Great Western loaned $308,340 to the Company to support operations in a note.  During the year the Great Western also paid expenses on behalf of the Company in the amount of $59,638; the Company repaid $850 and converted the remaining balance plus $93,129 of expenses paid in prior year into the note.  The Company offset $128,509 of receivables against the note during the year.  As of December 31, 2010 the Note balance was $331,748.  The note is due on demand and has no stated interest.  For the year ended December 31, 2010 the Company imputed $13,710 of interest on this note.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 6-

RELATED PARTY TRANSACTIONS (continued)

During the year a related party loaned $20,000 to the Company to support operations.  The note is due on demand and has no stated interest.  For the year ended December 31, 2010 the Company imputed $285 of interest on this note.

NOTE 7-

INVESTMENTS

The Company’s investments at December 31, 2010 and 2009 are summarized as follows:

Common Stock Holdings		2010		2009
Corning, Inc.	$		$
Fair value		-		1,931
Cost		-		2,818
Unrealized holding gain (loss)		$-		$(887)
Manhattan Pharmaceuticals, Inc.
Fair value		$-		$143
Cost		-		1,615
Unrealized holding gain (loss)		$-		$(1,472)
Total fair value		$-		$2,074
Total cost		-		4,433
Total unrealized holding gain (loss)		$-		$(2,359)

During the year ended December 31, 2010, the Company sold the investments and realized a loss of $2,531.

NOTE 8 – INCOME TAXES

The Company has available net operating losses of $629,546 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by $176,270 from $76,149 as of December 31, 2009.

The Company has the following carryforwards available at December 31, 2010:

Operating Losses
Expires	Amount
2023	$ 2,634
2024	3,726
2025	8,130
2027	27,963
2028	13,243
2029	121,394
2030	452,456
Total	$ 629,546

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2010 are summarized below.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 8 – INCOME TAXES (continued)

	2010	2009
Current Deferred tax asset:
Accounts Receivable	$ 2,590	$ 6,804
Rent escalation accrual	4,356	-
Non-Current Deferred tax asset:
Book/Tax depreciation difference	-	319
Net operating losses	245,473	69,026
Preliminary deferred tax asset	252,419	76,149
Deferred tax asset valuation allowance	(252,419)	(76,149)
Net deferred tax asset	$ -	$ -

The effective tax rate for continuing operations differs from the statutory rate [34%] as follows:

	2010	2009
Expected Income Tax (Benefit) based on Statutory Rate	$(158,598)	$(220,782)
Effects of:
State taxes, net of federal benefit	(23,392)	(32,468)
Loss (Income) taxed to LLC members	-	201,090
Losses from Left Lane	-	(24,035)
Change in Valuation Allowance	176,270	76,149
Permanent Differences	5,720	46
Provision for Income Tax (Benefit)	$-	$-

Uncertain Tax Positions

The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company did not recognize any penalties or interest related to uncertain tax positions during the years ended December 31, 2010 and 2009.  No penalties or interest for unrecognized tax benefits had been accrued as of December 31, 2010 and 2009.

The Company has filed income tax returns in the US and other state jurisdictions.   The tax year ended December 31, 2007 will close by expiration of the statute of limitations this year. The years ended December 31, 2010, 2009, and 2008 are open for examination.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 9 – REVERSE ACQUISITION

On December 31, 2009, the Company effected a reverse merger in which it acquired NDS. As a result of this acquisition, NDS became a 100% owned subsidiary of the Company. NDS was purchased through the issuance of 40,000,000 shares of restricted stock by NDSH, including 40,000,000 issued to the stockholders of NDS.    As a result of the reverse merger, 46,019,233 shares of common stock were issued and outstanding, including the 1,863,407 shares already outstanding of the Company. The financial statements have been prepared to include the results of operations for NDS [formerly known as Red Foxx, LLC] for the year ended December 31, 2009.

The Company issued 4,155,826 shares to consultants for finders’ fee services and other consulting services.  These shares were valued at $41,558 and expensed to professional fee expense.  The shares were valued at $0.01 per share based on the most recent transaction in the Company’s stock.  These shares were fully vested as of the closing date of the acquisition.

In connection with the acquisition, the Company amended their articles of incorporation whereby they increased the authorized common shares by 50,000,000 to 100,000,000 and reduced their par value from  $0.01 per share to $0.001 per share.  Furthermore, the Company amended their articles of incorporation to create a class of preferred stock with 5,000,000 authorized and a par value of $0.001.  No preferred shares are issued or outstanding and the Directors have yet to determine the rights and preferences.

NOTE 10 – MATERIAL DEFINITIVE AGREEMENT

On November 30, 2010, the Company, through its wholly-owned subsidiary, Network Dealer Services, Inc., entered into an agreement with PurWorld Technologies, LLC, a Texas limited liability company (respectively, “PurWorld” and the “Agreement”).  There are no material relationships between the Company or any of its affiliates and PurWorld, other than those in respect of the Agreement.

The Agreement defines a new marketing and administrative relationship between the parties.  PurWorld is the producer of a line of automotive cleansing and odor removal products called “DrivePur.”  The Agreement is the beginning of a relationship between the parties whereby the Company becomes the exclusive provider of marketing and administrative services for PurWorld’s DrivePur product sold in automobile dealerships. The Company will also act as an agent for the distribution of the PurWorld products, exclusively, in the states of Utah, Idaho, Wyoming, Montana, eastern Washington, Nevada, Arizona and New Mexico, subject to production requirements to be agreed upon by the parties,.  The product will be sold to automobile dealers and their customers through a marketing campaign created by the Company.  Under the Agreement, we will provide and be paid for all the marketing materials needed under and all administrative services with respect to the program.  The marketing services to be provided include emails, personalized URLs, direct mail and certain labels and other print materials.  The administrative services to be provided under the Agreement include reporting, inventory management and the collection and the disbursement of proceeds from the sale of the DrivePur products.  The initial term of the Agreement is for a period of five years, with automatic two year renewals thereafter; the Agreement can be terminated by either party on 180 days notice prior to the end of the initial term or any successive renewal term.

NETWORK DEALER SERVICES HOLDING CORP.

Notes to the Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 11 – RESTRICTED STOCK

On December 20, 2010 the Company granted 1,400,000 restricted shares of common stock to employees. One third of the shares vested immediately and the remaining two thirds vest after one year.  The Board considered, among other factors, the most recent price of known share purchases; the lack of a public market at the time of valuation; the restricted nature of all of the shares and the additional attendant resale restrictions imposed by Lock-Up/Leak-Out Agreements that were required of the recipients; the vesting limitations; and the fact that the Company had not yet made any profits and any potential future profits are largely reliant on significant outside investment of capital, which the Company has not yet been able to secure.  A summary of non-vested stock award activity is as follows:

	2010
	Shares	Grant Date Fair Value
Outstanding, beginning of year	-	$-
Granted	1,400,000	$0.01
Vested	(466,667)	$0.01
Forfeited	-	$-
Outstanding, end of year	933,333	$0.01

NOTE 12 – GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock or through loans from stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans are to further develop new and innovative products and services that target the auto industry.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there was no non-recognized and one recognized subsequent events as disclosed below.

On February 2, 2011 the Company settled claims with a former employee and a non employee.  The Company issued 175,000 shares of common stock and forgave a receivable in the amount of $21,359; the Company has recognized a liability of $1,750 as of December 31, 2010 for this settlement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Management’s Evaluation of Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2010.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Positions Held	Date of Election or Designation of Director or Officer	Date of Termination or Resignation
Joshua A. Griffin	36	CEO	December 31, 2009	*
		President	December 31, 2009	*
		Director	December 31, 2009	*
Paul D. Stevens, CPA	54	CFO	December 31, 2009	*
		Vice President	December 31, 2009	*
		Treasurer	May 11, 2010	*
		Director	December 31, 2009	*
R. Shane Griffin	34	Secretary/Treasurer	December 31, 2009	May 10, 2010
		Director	December 31, 2009	*
R. Lynn McCoy	52	Director	May 11, 2010	*
		COO	May 11, 2010	*
		Secretary	May 11, 2010	*

*

These persons presently serve in the capacities indicated, with directors serving until the next annual meeting of the stockholders and executive officers serving until the next annual meeting of the Board of Directors, which follows the annual meeting of the stockholders.

Business Experience

Joshua A. Griffin

Chairman of the Board of Directors,

Chief Executive Officer and President

Mr. Griffin was a founding member of Red Foxx Solutions, LLC and a Managing Member from its inception in 2006 until its conversion to a Utah corporation in the form of Network Sub on September 28, 2009, when he became its CEO, President and a director.  He became our President, CEO and a director on January 1, 2010, following the effective date of our Merger with Red Foxx Solutions, Inc.

Mr. Griffin has served as the President and a director of Great Western during the past five years.  Great Western is an automobile dealership group that has had more than 200 employees, all under the direction of Mr. Griffin as President. Under Mr. Griffin’s leadership, Great Western has grown from a single dealership to its current status of three branded, franchised automobile dealerships, a wholesale automobile operation and several used automobile outlets. During his tenure, Mr. Griffin has managed and overseen all of the operations of the Great Western automotive group.  Prior to 2005, Mr. Griffin also served as the Vice President and director of Great Western.

With almost two decades of experience in the automobile business, Mr. Griffin possesses a solid understanding and knowledge in all areas of the retail and wholesale automobile industry, having risen from a sales associate to CEO and owner of a multi-brand franchised automobile outlet, automobile and truck distributorship. Mr. Griffin is a leader and well rounded executive with the skills, ambition and ability to see the big picture. At the same time, he maintains the capacity to delegate authority and responsibility, enabling him to effectively manage a wide range of companies and people.  Mr. Griffin’s executive experience in the various divisions of automobile dealerships has prepared  and made him specially qualified to lead the Company.  He has also been a Manager and Member of JS Investments, Inc. since 2006, a real estate company which is discussed below in the resume of R. Shane Griffin.

Paul D. Stevens, CPA

Director

Chief Financial Officer, Vice President and Treasurer

Mr. Stevens is the CFO, Treasurer and a director of the Company.  He brings nearly 20 years of experience as a tax partner at a CPA firm (Mortenson, Stevens & Co., PC [1987-2004]), and an independent auditor of many firms, including the auditing of numerous publicly-traded companies.  He also has experience as a Board of Director member, having served on the Boards of Directors of First National Bank of Pinedale, Wyoming, from 1995 to 1998; the Museum of the Mountain Man, Pinedale, Wyoming, 1998-1993 and Green River Futures, Inc., an economic development agency serving Green River Wyoming, from 2004 to Present.

During the past five years, he has been a full-time employee and the Chief Financial Officer and Secretary and a member of the Board of Directors of Great Western, where he is presently responsible for all financial aspects of Great Western’s dealer group and the co-supervision of all employees associated with these responsibilities, along with the Griffins.  His responsibilities as CFO included legal, compliance, risk management, payroll, tax and accounting functions. All office staff reported to Paul, totaling approximately 28 employees

Additional Areas of Specialization Include:

Accounting and Taxation; Estate and Business Planning and Consulting; Trust Administration; Business and Finance; Commercial Real Estate Ownership and Management; Federal Income Taxation of Corporations, Estates and Trusts; Estates and Trusts Planning and Consulting; Captive Insurance Company Management; Risk Hazard Management and Mitigation; Legal Risk Management and Mitigation.

Mr. Stevens holds a Bachelor of Science degree of Science from Brigham Young University.  He has been a practicing Certified Public Accountant since 1981, and is licensed in Wyoming and Utah.

R. Shane Griffin

Director

In addition to being a founding member of Red Foxx Solutions, LLC and a Managing Member from its inception in 2006 until its conversion to a Utah corporation, when he became a director and the Vice President of Network Sub, he has served as the Vice President of Great Western since 2008; and served as its Treasurer from 2001, primarily responsible for overseeing its finances and related fiscal matters.  Mr. Griffin has been a 50% owner of Great Western since 2001. He, along with Joshua A. Griffin, has been responsible for the management and coordination of the business operations and employees of both Red Foxx Solutions, LLC and Great Western during these respective periods.

Mr. Griffin has managed hundreds of employees in various aspects of the automotive industry, including fixed operations, finance and insurance and sales as the co-owner of Great Western.  He has been instrumental in the growth and sustainability of the Great Western’s dealer group and possesses both the knowledge and experience needed by a Board member for the Company as we focus on delivering quality F&I and marketing products to automobile dealers and groups.

He has also been a Managing Member of JS Investments, LLC, a Wyoming limited liability company, since 2006, an entity which owns a number of distinct companies that lease and acquire real property and related improvements.  His duties at JS include the general supervision of the business and affairs of its operations and its related entities.

R. Lynn McCoy

Director, Chief Operating Officer and Secretary

Mr. McCoy has over 21 years of experience effectively managing key internal departments of companies such as the Program/Project Office, Human Resources, Payroll, Finance, Facilities, Operations, Compliance and Information Technology.  His responsibilities included the management of many projects and resources across a broad range of organizations, including GE Capital, SunGuard Systems, Wells Fargo Bank, Bank of America, First Security Bank, Zions Bank, Pitney Bowes Office Systems (“Imagistics”), Larry H Miller Group, Fred A. Mortensen and Great Western. He has demonstrated proven ability to manage projects and resources to adhere to budget constraints, scope and timelines leveraging various project management tools and methodologies to control projects and resources. His communication skills and practices ensure open, honest and effective communication is achieved throughout the organization and the interdependent departments for which he has been responsible, including communicating with project sponsors and executive management.

From 2007 to May 2010 he was the Chief Operating Officer of Great Western, where his duties included management of internal departments, the overseeing of primary operations and the conduct of process management analysis and documentation, responsibility for implementation of company standards and practices and management of product/system upgrades, product development and system architecture design and enhancements. As the COO of Great Western, he had Human Resources, Information Technology, Vendor Management, Project Management and General Operations departments under his direction.

From 2006 until its conversion to a Utah corporation just prior to the Merger with us, he was the COO of Red Foxx Solutions, LLC, where he supervised between eight to 10 employees and was responsible for overseeing its call center and its print/marketing operations.

From 2003 to 2007, he was a Principal Consultant Project/Program Manager for Watson McCoy Inc.; the Vice President, Technology, Project/Program Director, Wealth Management, at Wells Fargo Bank (2000 to 2003), where he had between 10 to 400 employees under his direct or indirect supervision; and form 1994 to 2000, he was Vice President, First Security Information Technology, Inc., as Senior Project Manager.

Mr. McCoy received a BS in Computer Science from California State University at Hayward, Hayward, CA, in 1982.  His training has also included Systems Analysis and Design (Yourdon/Dickinson); and numerous corporate sponsored Management Seminars and Training and Project Management series training courses.

Directorships held in other reporting issuers under the Exchange Act

None of our directors or executive officers serves in the capacity as a director of any reporting issuer under the Exchange Act.

Family Relationships

Joshua A. Griffin and R. Shane Griffin are brothers.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, the following reports were filed timely:

Name	Type	Filed
Joshua A. Griffin	Form 3	July 21, 2010
R. Shane Griffin	Form 3	July 21, 2010
Paul D. Stevens	Form 3	July 19, 2010
R. Lynn McCoy	Form 3	July 20, 2010
Smith Consulting Services, Inc.	Schedule 13D	August 2, 2010

Code of Ethics

Our Board of Directors adopted a Code of Conduct on May 5, 2010, a copy is attached to this Annual Report as Exhibit 14.

Corporate Governance

Nominating Committee

We are not required to have a Nominating Committee, and we have not established a Nominating Committee because, due to our limited operations and the fact that we presently have only four directors and three executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We are not required to have an Audit Committee, and we have not established an Audit Committee because, due to our limited operations and the fact that we presently have only four directors and three executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

Director Independence

We are not required to have any independent directors, and we do not believe any of our directors come within any recognized definition of an “independent director.”

Item 11.  Executive Compensation.

The following table sets forth the aggregate compensation paid by us to members of our management for services rendered during the years indicated:

Salaries or Other Compensation

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Joshua A. Griffin, CEO, President and Director	12/31/2010	None.	None.	None.	None.	None.	None.	None.	None. None. None.
R. Shane Griffin, S/T & Director	12/31/2010	None.	None.	None.	None.	None.	None.	None.	None. None. None.
Paul D. Stevens, CFO, Director	12/31/2010	None.	None.	$1,333	None.	None.	None.	None.	$1,333
R. Lynn McCoy, COO, Director	12/31/2010	$89,250	None.	$1,333	None.	None.	None.	None.	$90,583

Outstanding Equity Awards

During the year ended December 31, 2010, there was a grant of stock awards that included two of our executive officers as compensation for their services rendered in their capacity as executive officers.  Paul D. Stevens and R. Lynn McCoy were each granted 400,000 shares of common stock, one-third of which vested in December, 2010, and the remaining two-thirds of which will automatically vest in December, 2011, if each is continuously employed with the Company through December 31, 2010.  Thus, each of them received 133,334 vested common shares in 2010, and each may receive an additional 266,666 shares in 2011.  No other equity compensation of any kind was offered to our officers or directors in the year ending December 31, 2010.

Compensation of Directors

None of our directors was compensated for service as a director during the year ended December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of beneficial owners owning in excess of 5% of our outstanding voting securities as of December 31, 2010, based upon 46,485,901 shares of our common stock being outstanding on such date:

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Joshua A. Griffin 1725 E. 1450 S., Suite 340 Clearfield, Utah 84015	19,975,000	42.8%
Common Stock	R. Shane Griffin 1725 E. 1450 S., Suite 340 Clearfield, Utah 84015	19,975,000	42.8%
Common Stock	Smith Consulting Services, Inc. 455 East 500 South #201 Salt Lake City, Utah 84111	4,222,326	9.0%
Total		44,172,326 shares	95.0%

*

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Security Ownership of Management

The following table sets forth the share holdings of beneficial owners owning in excess of 5% of our outstanding voting securities as of December 31, 2011, based upon 46,485,901 shares of our common stock being outstanding on such date:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Joshua A. Griffin 1725 E. 1450 S., Suite 340 Clearfield, Utah 84015	19,975,000	42.9%
Common Stock	Paul D. Stevens 2345 Hitching Post Green River, Wyoming 82935	133,334	0.2%
Common Stock	R. Shane Griffin 1725 E. 1450 S., Suite 340 Clearfield, Utah 84015	19,975,000	42.9%
Common Stock	R. Lynn McCoy 13793 Glen Laurel Way Riverton, Utah 84065	133,334	0.2%
Total		39,766,668	85.5%

*

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company, except that on July 28, 2010, R. Shayne Griffin granted Joshua A. Griffin an option to acquire 17,997,500 of his 19,975,000 shares of common stock in the Company.  The closing of the Stock Option Agreement was contingent upon the division of the Griffins’ automobile dealerships presently operated by the Griffins as the “Great Western Group” among the Griffins, as they may agree, which has not yet occurred, and the payment of all outstanding amounts owed by the Company to the Great Western Group, which has also not occurred.  The option exercise is divided into two parts, whereby 15,980,000 shares can be purchased at an exercise price of $0.0352 per share, exercisable prior to July 31, 2013; and one for 1,997,500 shares at $1 per share, exercisable prior to July 31, 2014.

Item 13.  Certain Relationships and related Transactions, and Director Independence.

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Stockholder (or Members) and Related Party Advances

Revenues for the years ended December 31, 2010, and 2009, attributable to Great Western were, respectively: $585,112 of approximately 64.2%, and $493,931 or approximately 51%.  During the year ended December 31, 2008, revenues attributable to Great Western were $510,113 or approximately 29% of revenues.   See the heading “Dependence on One or a Few Major Customers” of the caption “Business” of Item 1.  These revenues were from numerous general business transactions related to selling our services and products to automobile customers of Great Western during these periods at similar rates for such products and services sold to unrelated parties.

During the years ended December 31, 2010, and 2009, Great Western and other related parties advanced the aggregate amounts of $308,340 and $469,848 to us in the form of notes payable to related parties (during 2009 and a portion of 2010, the advances were booked as accounts payable to related parties).  The largest aggregate amount of principal outstanding to Great Western during 2010 was $351,747.92 and during 2009 was $599,106.  We repaid $128,509 (by reducing the notes payable with a corresponding reduction to our accounts receivable from the same related party) and $88,749 for the years ended December 31, 2010, and 2009, respectively.  Also, during the years ended December 31, 2010, and 2009, Great Western forgave amounts payable of $0 and $567,912, respectively.  As of December 31, 2010, and 2009, we owed Great Western $331,748 and 93,128, respectively.  During the year ended December 31, 2008, Great Western also advanced us funds at various times which we expensed and recorded as a liability for the amounts owed.  During the year ended December 31, 2008, Great Western advanced us the aggregate amount of $124,401.  We repaid $127,075 for the year ended December 31, 2008, and as of that date, we owed Great Western $279,941.

Shareholders (or members) had advanced funds in the form of non-interest bearing demand loans during 2008, 2009, and 2010.  During 2010 shareholders advanced $20,000.  The Company imputed interest of $285 on this advance.  The largest aggregate amount of principal outstanding for the shareholder loans during 2009 were $303,512 to R. Shane Griffin and $303,512 to Joshua A. Griffin.  Interest expense was imputed on these loans of $54,789 and $13,550 for the years ended December 31, 2009, and 2008, respectively.  Also, during the years ended December 31, 2009 and 2008, shareholders forgave debt owed by us in the amount of $607,025 and $520,883, respectively, leaving a zero balance for shareholder loans on December 31, 2009.  No new shareholder loans were made during 2010.

Merger Agreement

Effective December 31, 2009, we completed the Merger Agreement between our wholly-owned subsidiary (“Merger Subsidiary”) and Network Sub, formerly “Red Foxx Solutions, Inc.,” whereby Merger Subsidiary merged with and into Network Sub. Network Sub was the surviving corporation under the Merger and became our wholly-owned subsidiary.  Network Sub stockholders exchanged their respective shares of common stock of Network Sub (an aggregate of 40,000,000 shares [owned 50% each by Joshua A. Griffin and R. Shane Griffin, two of our current directors and the former owners of Network Sub]) for shares of our common stock that comprised restricted securities (“Restricted Securities”) under Rule 144 of the SEC, on a one for one basis (the “Merger Consideration).  Following the closing of the Merger, the Griffins collectively owned approximately 87% of our outstanding voting securities, valued at $0.01 per share, in valuing the payment of consulting services to Smith Consulting Services, Inc. (“SCS”) as outlined in the following paragraph. See the heading “Business Development” of Part I, Item 1, for additional information regarding the Merger.

On August 25, 2008, SCS entered into a consulting agreement (the “SCS Consulting Agreement”) with Red Foxx LLC, now, Network Sub and a predecessor of Red Foxx Solutions, Inc., under which SCS agreed to: (i) act as an independent consultant to Red Foxx LLC respecting its strategic planning, organizational structure, contracts and general business consulting; (ii) identify a publicly-held company as a suitable merger or reorganization candidate by which Red Foxx LLC would reorganize and become publicly-held, with the pre-merger or reorganization Red Foxx LLC members owning at least 86% of the post-merger or reorganization publicly-held company; (iii) assist Red Foxx LLC in conducting and providing “due diligence” for any such merger or reorganization candidate; and (iv) pay all expenses related to these endeavors.  The SCS Consulting Agreement provided for payment to SCS of $400,000 on execution, and SCS was to receive not less than approximately 9.5% of the total post-merger or reorganization outstanding voting securities of the publicly-held company.  The term of the SCS Consulting Agreement was one (1) year and was extended verbally by the parties through the closing of the Merger.  SCS agreed that any shares that it owned or acquired in the publicly-held company candidate prior to or simultaneously with the closing of any merger or reorganization would be included in calculating the 9.5% interest that SCS was entitled to receive under the SCS Consulting Agreement.  SCS had owned 75,000 of our shares since 2004 (representing about 4% of our pre-Merger outstanding voting securities that were purchased in our 2006 offering under Rule 504 of Regulation D), and acquired 541,000 additional shares from certain of our other stockholders (four in total), which included 331,000 shares from our former President, James P. Doolin, all of which were acquired for an aggregate of $5,410 or $0.01 per share.  Accordingly, we were required to issue SCS an additional 3,755,826 shares of our common stock that were Restricted Securities for aggregate total SCS holdings of 4,371,826 shares or approximately 9.5% of our post-Merger outstanding voting securities.  Neither SCS nor its principal owner were otherwise affiliated with us at any time prior to the Merger, except as one of our stockholders; and to our knowledge, except for the SCS Consulting Agreement, neither SCS nor its principal owner had any affiliation with Red Foxx LLC or Network Sub prior to the closing of the Merger.  We have accounted for these share issuances as non-employee stock-based compensation.  Our Board of Directors valued these share at $0.01 per share, based on the price of the most recent private transactions in our common stock, the fact that there had never been a public market for our shares of common stock and the limitations on resale of these shares.  We recognized the expense as professional fees.  See the heading “SCS Consulting Agreement” of the heading “Business Development” of Item 1 for additional information regarding the SCS Consulting Agreement.

Transactions with Promoters and Certain Control Persons

Except as indicated under the heading “Transactions with Related Persons” of this Item above, there were no material transactions, or series of similar transactions, during our last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 and in which any promoter or founder of our or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

We have no parents.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$40,701	$16,895
Audit-related Fees	$0	$0
Tax Fees	$5,075	$0
All Other Fees	$0	$0
Total Fees	$45,776	$16,895

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2010 contained in Item 8 above which are incorporated herein by this reference.

Description of Exhibits

Exhibit No.	Title of Document	Location if other than attached hereto*
2.1	Agreement and Plan of Merger*	*
	2.1 Company Disclosure Schedule*	*
	3.1 Parent Disclosure Schedule*	*
	5.4(b) Company Shareholder Written Consent to Proposed Merger*	*
5.4(c) LULO Agreement of SCS (Corrected)
	5.4(d) LULO Agreement of Company Shareholders*	*
	5.4(e) Form of Investment Letter*	*
	5.4(f)(i) Dancy Services Agreement*	*
	5.4(f)(ii) Nelson Services Agreement*	*
	6.4(e) LULO Agreement of James P. Doolin*	*
	6.4(f) Letter of Indemnification*	*
3.1(i)	Articles of Incorporation*	*
3.1(ii)	Articles of Amendment to the Articles of Incorporation*	*
3.2(i)	Amended and Restated Bylaws*	*
10.1	DT Industrial, LLC Lease Agreement*	*
10.2	Manor House Development Lease Agreement*	*
14	Code of Ethics
21	Subsidiaries
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*

Previously filed with the SEC as Exhibits to our initially filed Form 10, on May 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK DEALER SERVICES HOLDING CORP.

Date:	March 29, 2011	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NETWORK DEALER SERVICES HOLDING CORP.

Date:	March 29, 2011	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	March 29, 2011	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	March 29, 2011	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director