Form 10-Q
period 2011-03-31
Network Dealer Services Holding Corp.
filed 2011-05-18
CIK 1278140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  May 13, 2011 – 47,460,901 shares of common stock.

PART I

Item 1. Financial Statements.

March 31, 2011

C O N T E N T S

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Network Dealer Services Holding Corp.

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$—	$5,937
Accounts receivable, net	25,261	39,576
Accounts receivable - related party	17,162	—
Inventory	5,294	5,294
Prepaid asset	186	186

Total current assets	47,903	50,993

Property and equipment, net	28,673	31,776

Total assets	$76,576	$82,769

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Bank Overdraft	$13,863	$—
Accounts payable	143,244	80,877
Accounts payable - related party	67,304	38,855
Other current liabilities	80,009	74,399
Unearned revenue - related party	—	23,299
Notes payable related party	415,453	351,748
Current Portion Capital Leases	26,728	25,276

Total current liabilities	746,601	594,454

Long term liabilities:
Capital Leases	7,374	14,754

Total long term liabilities	7,374	14,754

Total liabilities	753,975	609,208

Shareholders' Equity (Deficit):

Preferred Stock, $0.001 par value, 5,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized,
46,660,901 and 46,485,901 shares issued and outstanding	46,661	46,486
Additional paid in capital	1,784,974	1,767,893
Accumulated deficit	(2,509,034)	(2,340,818)
Total Stockholders' equity (deficit)	(677,399)	(526,439)

Total liabilities and Stockholders' equity (deficit)	$76,576	$82,769

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Operations

For the Three Month Periods ended March 31, 2011 and 2010

(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenue	$82,908	$51,400
Revenues - related party	247,435	86,845
Total revenues	330,343	138,245

Cost of Goods Sold	266,210	131,431

Gross Profit	64,133	6,814

Operating expenses:
Rent	53,574	34,368
Professional fees	58,087	661
General and administrative	105,405	39,614

Total operating expenses	217,066	74,643

Loss from operations	(152,933)	(67,829)

Other Income (Expense)
Other income	50	25
Interest expense	(15,333)	(3,069)

Total other expense	(15,283)	(3,044)

Income (loss) before taxes	(168,216)	(70,873)

Provision for income taxes	—	—

Net loss	$(168,216)	$(70,873)

Other Comprehensive Income
Unrealized gains (losses) on available for sale
securities	—	8
Total Comprehensive Income (Loss)	$(168,216)	$(70,865)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - Basic
and diluted	46,530,623	46,019,233

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	For The Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(168,216)	$(70,873)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation expense	4,522	11,990
Inputed interest on related party loan	12,915	—
Shares issued for services	2,591	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	14,315	(14,561)
(Increase) decrease in accounts receivable related party	(17,162)	41,161
(Increase) decrease in prepaid assets	—	848
Increase (decrease) in bank overdraft	13,863	—
Increase (decrease) in accounts payable	62,367	(5,441)
Increase (decrease) in accounts payable - related party	28,449	45,389
Increase (decrease) in accrued liabilities	7,360	5,952
Increase (decrease) in unearned revenue	(23,299)	—

Net cash from operating activities	(62,295)	14,465

Cash flows from investing activities:
Purchase of property and equipment	(1,419)	(366)

Net cash from investing activities	(1,419)	(366)

Cash flows from financing activities:
Payments on notes payable and capital leases	(5,928)	(12,981)
Proceeds from shareholder loan	63,705	—

Net cash from financing activities	57,777	(12,981)

Net change in cash	(5,937)	1,118

Cash, beginning of period	5,937	8,398

Cash, end of period	$—	$9,516
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$481	$3,069

Supplemental disclosure of non-cash items:
Stock issued to settle accrued liabilities	$1,750	$—

See accompanying notes to financial statements.

Network Dealer Services Holding Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

Related party transactions consist of sales and receivables to Great Western Holding Co., Inc. (Great Western) or to J and P Holding, LLC (J&P). Great Western and J&P have common ownership with Network Dealer Services.  Network Dealer Services contracts for and provides services to Great Western for advertising, printing, marketing and some internet solutions.  These services constitute sales revenues which are subsequently paid by Great Western.  As of March 31, 2011 the Company was owed $17,162 by related parties.

During the quarter, payables to related party shareholders (“Shareholders” or “Shareholder”) increased by $29,449, and the Company repaid $1,000.  These amounts are commissions due to the Shareholders under contractual agreements for products sold by the Shareholders at their  automobile dealerships   As of March 31, 2011, the Company owed $67,304 to the Shareholders.

During the quarter, Shareholders loaned the Company $40,000.  As of March 31, 2011, the Company owed $40,000 to the Shareholders on a note in that amount.  For the quarter ended March 31, 2011, the Company imputed $457 of interest on this note.

During the prior year, a related party (JS Investments, a company owned by Shareholders Joshua A. Griffin and R. Shane Griffin), loaned $20,000 to the Company to support operations and executed a note in that amount.  The note is due on demand and has no stated interest.  For the quarter ended March 31, 2011, the Company imputed $685 of interest on this note.

Also during the quarter, Great Western loaned $23,705 to the Company to support operations for which the Company executed a note.  As of March 31, 2011, the total note balances due on advances by Great Western was $355,453.  The note is due on demand and has no stated interest.  For the quarter ended March 31, 2011, the Company imputed $13,710 of interest on this note.

NOTE 4 COMMON STOCK

During the quarter ended March 31, 2011, the Company issued 175,000 shares of restricted stock, valued at $0.01 per share, to a former employee and a non employee to settle claims.

NOTE 5 SUBSEQUENT EVENTS

Subsequent to the balance sheet date the Company issued 800,000 shares of common stock to an officer/director of the Company for $200,000 cash.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

The Company continues to seek sources of funding to begin to roll out its plan to acquire franchised, new automobile dealership in small-to-medium markets.  We are also engaged in the business of providing aftermarket sales, marketing, printing, servicing and underwriting channels for various extended service contracts and added value insurance products to the new and used automobile segments of the automobile industry.  Using a prudent mix of cash, stock and debt, management believes that significant value exists in the acquisition of under-valued and under-performing franchised, new automobile small-to-mid-market dealerships.  We believe that significant unrealized value is obtainable through the integration of demonstrated Company sales and marketing strategies, dealership management policies and the consolidation of operations. We have selected a segment of the market that is well established, profitable and growing and that has a low barrier to entry for consolidation. The low barrier to entry is largely due to the fact that we have selected markets and dealerships that are generally not targeted for acquisition markets or dealership size by the established competition. Instead, the small-to-medium sized dealer remains a largely fragmented segment of the larger retail sales industry.  In many such markets, the price to purchase a dealer may be depressed due a relatively few amount of bidders.

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

Our current product offerings are marketed and offered by us to consumers through new and used retail automobile dealership Finance and Insurance (“F&I”) representatives employed by the dealerships to sell F&I products at the point of sale or delivery of the automobile, on a fee and/or commission basis, and are sold by us through automobile dealerships we contract with to facilitate their F&I business services.  It is anticipated in the future that our product offerings will be serviced and primarily underwritten by us through wholly-owned or controlled entities; however, F&I representatives will continue to be employees of the respective dealerships with whom we contract.  Currently, all of our products offered for sale through dealership F&I sales representatives are third-party products administered and underwritten through the third-party providers.  Our future product development plans include the creation of our own underwriting and administration companies and the offering of our own products directly to the end user.  We believe the F&I portion of an automobile dealership’s business is, by far, the most profitable sector.  Our business model consolidates a very stable and profitable segment of the automobile purchase process.  Our products are tied specifically to the purchase of new or used vehicles. As a result, we believe that we are able to plan and create stable revenue and very predictable mid and long term costs and expenses to our business platform because there is substantially and readily publicly available industry data and trends analysis specific to the purchasing, selling and maintaining of new and used automobiles.  Such a strategy should allow us to accurately forecast and adjust our business model with full scalability for maximum return on investment and efficient use of our capital, while increasing shareholder value and, most importantly, managing sustained controlled growth with a real benefit to the customer.

To fully implement our planned future business operations, we estimate that we will need approximately $10,000,000 in additional funding.  These funds would be primarily utilized to purchase existing franchised, new automobile dealerships, which are anticipated to include the purchase of related party automobile dealerships.  As we acquire automobile dealerships, we will introduce and integrate our full array of aftermarket sales, marketing, and printing products and services into the new dealership, providing greater efficiencies at the new dealership and generating new revenues for all divisions of the Company.  We do not currently have any firm commitments from which to raise these funds.  We cannot assure that we will be successful in raising these funds.  We believe that even without the planned funding, our current and planned business operations will continue to grow, but at a much slower pace.  If we are successful in raising our proposed funds, the following is a present estimate of the use of these proceeds, net of cost of raising these funds:

Working Capital:
Working Capital for initial acquisitions	$2,600,000
NDS Loan - Retirement	$400,000
Reserve	$100,000

Total proceeds for working capital:		$3,100,000

Capital Expenditures:
Initial Dealer Acquisition (3 dealerships)	$3,100,000
Dealer Acquisition Reserve	$3,300,000
Office Equipment	$60,000
Acquisition fees, costs, setup, IT	$100,000
Continued Product Development, Software	$240,000
Reserve	$100,000

Total proceeds for Capital Expenditures:		$6,900,000

Total Use of Proceeds:		$10,000,000

Presently, there are five automobile dealerships that have customary contractual arrangements with us, which are owned by related parties (four such dealerships are owned by the Griffins [Great Western Holding Company, Inc. and its subsidiaries or “Great Western”]; one dealership is owned by Joshua A. Griffin and Paul D. Stevens, both of whom are officers and directors of the Company), and we provide our products and services to 12 other dealerships, four to five marketing agencies and 10 to 12 other companies.  Most of the products and services that we currently provide are marketing/media, data mining/management, print services, web-site development/support and the insurance products and services that we now offer.

While we had projected significant increases in revenues during the quarter ended March 31, 2011, through the addition of newly contracted dealership customers and increased revenues resulting form the increase in automobile sales at contracted dealerships, a change in our business plan resulted in a change in focus away from adding new dealership relationships and towards the plan of the Company’s acquiring automobile dealerships, into which we will integrate all other Company products and services.  However, we were able to see the increase in our own products sales due to an increase in automobile sales at our contracted dealerships.  We expect our own revenues to be sustained at current levels or to increase during the following quarter.  However, the more significant increases will come when the Company is able to begin acquiring automobile dealerships.

We have also identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

During the quarter ended March 31, 2011, the Company was successful in having its common stock listed on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Results of Operations

For the three month periods ended March 31, 2011 and 2010

We had total revenue during the quarter ended March 31, 2011, of $330,343, compared to the quarter ended March 31, 2010, of $138,245.  Revenues increased during this reporting period due to new products and services offered at contracted dealerships and the general recovery of the automobile sales industry.  Cost of goods sold during the quarter ended March 31, 2011, was $266,210, for a gross profit of $64,133, compared to the cost of goods sold during the quarter ended March 31, 2010, of $131,431, for a gross profit of $6,814.  Gross profit percentage increased from 5% to 19%.  The main driver of the increased gross profit percentage was the slower rise in cost of goods sold as compared to revenues.  We would expect this trend to continue as revenues increase due to the relatively high fixed component of our cost of goods sold.  Operating expenses during the quarter ended March 31, 2011, were $217,066, which resulted in a loss from operations for the quarter ended March 31, 2011, of $152,933.  In comparison, during the quarter ended March 31, 2010, operating expenses were comprised $74,643, which resulted in a loss from operations of $67,829.  Both Professional fees and General and Administrative expenses increased sharply during this period due primarily to the increased salaries of employees and outside professional fees related to the continuing compliance and reporting requirement of the Securities and Exchange Commission.  We had a net loss of $168,216 for the quarter ended March 31, 2011, compared to a net loss of $70,873 for the quarter ended March 31, 2010.

Revenues for the three month periods ended March 31, 2011, and 2010, attributable to related parties, were, respectively, $247,435 or approximately 75% of total revenues; and $86,845 or approximately 63% of total revenues.

Liquidity

We had cash of $0 as of March 31, 2011.

Our operating losses continued through the first quarter of 2011, despite an increase in revenues from the same quarter of the previous year.  The increased losses are generally the result of increased salaries and professional fees resulting from Securities and Exchange Commission reporting and compliance requirements.  We have also identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

During the quarter, related party shareholders (“Shareholder” or “Shareholders”) loaned the Company $40,000.  As of March 31, 2011, the Company owed $40,000 to the Shareholders.  Also during the quarter, Great Western loaned $23,705 to the Company to support operations.  As of March 31, 2011, the total note payable balance to Great Western was $355,453 and $60,000 to other related parties and Shareholders.  The notes are due on demand and have no stated interest.  For the quarter ended March 31, 2011, the Company imputed $14,852 of interest on these loans.

These advanced expenses and loans were used for our working capital.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 2, 2011, our Board of Directors authorized the issuance of 175,000 shares of our common stock, comprised of “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission, valued at the $0.01 per share. 25,000 shares were issued to James Kolsen for settlement of any claims he had or may have had against the Company arising out of promised employment or otherwise; and 150,000 shares were issued to William Stawski in forgiveness of debt owed by him to the Company in the amount of $21,358.78, and in settlement of any claims he had or may have had against the Company related to his introduction of the Company to Smith Consulting Services, Inc. or otherwise.

On April 13, 2011, our Board of Directors also resolved to issue 800,000 shares of our common stock that were “restricted securities” to R. Lynn McCoy, an officer of the Company, in consideration of the sum of $200,000.

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

NETWORK DEALER SERVICES HOLDING CORP.

Date:	May 18, 2011	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	May 18, 2011	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	May 18, 2011	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director