Form 10-Q
period 2011-06-30
Network Dealer Services Holding Corp.
filed 2011-08-15
CIK 1278140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 15, 2011 – 47,460,901 shares of common stock.

PART I

Item 1. Financial Statements.

June 30, 2011

C O N T E N T S

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Network Dealer Services Holding Corp.

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$31,026	$5,937
Accounts receivable, net	9,172	39,576
Accounts receivable – related party	42,811	-
Inventory	5,294	5,294
Prepaid asset	543	186

Total current assets	88,846	50,993

Property and equipment, net	24,151	31,776

Total assets	$112,997	$82,769

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$151,605	$80,877
Accounts payable - related party	70,353	38,855
Other current liabilities	61,955	74,399
Unearned revenue - related party	-	23,299
Notes payable related party	416,906	351,748
Current Portion Capital Leases	25,380	25,276

Total current liabilities	726,199	594,454

Long term liabilities:
Capital Leases	2,541	14,754

Total long term liabilities	2,541	14,754

Total liabilities	728,740	609,208

Shareholders' Equity (Deficit):

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized, 46,460,901 and 46,485,901 shares issued and outstanding	47,461	46,486
Additional paid in capital	2,000,511	1,767,893
Accumulated deficit	(2,663,715)	(2,340,818)
Total Stockholders' equity (deficit)	(615,743)	(526,439)

Total liabilities and Stockholders' equity (deficit)	$112,997	$82,769

See accompanying notes to condensed consolidated financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$58,838	$95,705	$141,746	$147,105
Revenue - related party	181,874	169,050	429,309	255,895
Total Revenues	240,712	264,755	571,055	403,000

Cost of good sold	203,838	236,491	470,048	367,922

Gross Profit	36,874	28,264	101,007	35,078

Operating expenses
Professional fees	15,896	17,480	73,983	18,141
General and administrative	159,544	120,469	318,523	194,451
Total operating expenses	175,440	137,949	392,506	212,592

Loss from operations	(138,566)	(109,685)	(291,499)	(177,514)

Other Income (Expense)
Other income	-	3,026	50	3,051
Interest expense	(16,115)	(2,636)	(31,448)	(5,705)
Total other expenses	(16,115)	390	(31,398)	(2,654)

Income (loss) before taxes	(154,681)	(109,295)	(322,897)	(180,168)
Provision for income taxes	-	-	-	-
Net loss	$(154,681)	$(109,295)	$(322,897)	$(180,168)

Other Comprehensive Income
Unrealized gains (losses) on available for sale securities	-	391	-	399
Total Comprehensive Income (Loss)	(154,681)	(108,904)	(322,897)	(179,769)
Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and diluted	47,355,406	46,019,233	46,945,293	46,019,223

See accompanying notes to condensed consolidated financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(322,897)	$(180,168)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	9,044	23,980
Imputed interest on related party loan	26,920	-
Shares issued for services	4,923	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	30,404	3,882
(Increase) decrease in accounts receivable related party	(42,811)	(38,019)
(Increase) decrease in inventory	-	(3,953)
(Increase) decrease in prepaid assets	(357)	743
Increase (decrease) in accounts payable	70,728	4,836
Increase (decrease) in accounts payable - related party	31,498	49,532
Increase (decrease) in accrued liabilities	(10,694)	42,173
Increase (decrease) in unearned revenue	(23,299)	-

Net cash from operating activities	(226,541)	(96,994)

Cash flows from investing activities:
Purchase of property and equipment	(1,419)	(4,395)

Net cash from investing activities	(1,419)	(4,395)

Cash flows from financing activities:
Shares issued for cash	200,000	-
Payments on notes payable and capital leases	(12,109)	(29,363)
Proceeds from notes payable-related party	-	167,000
Proceeds from shareholder loan	65,158	-

Net cash from financing activities	253,049	137,637

Net change in cash	25,089	36,248

Cash, beginning of period	5,937	8,398

Cash, end of period	$31,026	$44,646
Supplemental disclosure of cash flow information:
Income taxes	$-	$-
Interest	$4,528	$5,705
Supplemental disclosure of non-cash items:
Stock issued to settle accrued liabilities	$1,750	$-
Related party accounts receivable exchanged for related party debt	$-	$99,911

See accompanying notes to condensed consolidated financial statements.

Network Dealer Services Holding Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since inception and has not yet been able to generate profits from operations. Operating capital has been raised through the sale of common stock or through loans from stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans are to further develop new and innovative products and services that target the auto industry and raise additional capital. If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

Related party transactions consist of sales and receivables to Great Western Holding Co., Inc. (Great Western) or to J and P Holding, LLC (J&P). Great Western and J&P have common ownership with Network Dealer Services.  Network Dealer Services contracts for and provides services to these related parties for advertising, printing, marketing and some internet solutions.  These services constitute sales revenues which are subsequently paid by the related parties.  As of June 30, 2011 the Company was owed $42,811 by related parties.

During the six months ended June 30, 2011, payables to related party shareholders (“Shareholders” or “Shareholder”) increased by $31,498, and the Company repaid $0.  These amounts are commissions due to the Shareholders under contractual agreements for products sold by the Shareholders at their automobile dealerships. As of June 30, 2011, the Company owed $70,353 for such commissions to the Shareholders.

During the six months ended June 30, 2011, Shareholders loaned the Company $40,000.  As of June 30, 2011, the Company owed $40,000 to the Shareholders on a note in that amount.  For the six months ended June 30, 2011, the Company imputed $1,827 of interest on this note.

During the prior year, a related party (JS Investments, a company owned by Shareholders Joshua A. Griffin and R. Shane Griffin), loaned $20,000 to the Company to support operations and executed a note in that amount.  The note is due on demand and has no stated interest.  For the six months ended June 30, 2011, the Company imputed $1,370 of interest on this note.

Network Dealer Services Holding Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 3 RELATED PARTY TRANSACTIONS (Continued)

Also during the six months ended June 30, 2011, Great Western loaned $25,158 to the Company to support operations for which the Company executed a note.  As of June 30, 2011, the total note balances due on advances by Great Western was $356,906.  The note is due on demand and has no stated interest.  For the six months ended June 30, 2011, the Company imputed $23,723 of interest on this note.

NOTE 4 COMMON STOCK

On December 20, 2010 the Company granted 1,400,000 restricted shares of common stock to employees.  One third of the shares vested immediately and the remaining two thirds vest after one year.  The Company recognizes compensation over the requisite service period, one year.  During the six months ended June 30, 2011 the Company recognized stock compensation of $4,923.

During the quarter ended March 31, 2011, the Company issued 175,000 shares of restricted stock, valued at $0.01 per share, to a former employee and a non employee to settle claims.

During the quarter ended June 30, 2011, the Company issued 800,000 shares of common stock to an officer/director of the Company for $200,000 cash.

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

Plan of Operations

The Company continues to seek sources of funding to begin to roll out its plan to acquire franchised, new automobile dealerships in small-to-medium markets.  We are also engaged in the business of providing aftermarket sales, marketing, servicing and underwriting channels for various extended service contracts and added value insurance products to the new and used automobile segments of the automobile industry.  Using a prudent mix of cash, stock and debt, management believes that significant value exists in the acquisition of under-valued and under-performing franchised, new automobile small-to-mid-market dealerships.  We believe that significant unrealized value is obtainable through the integration of demonstrated Company sales and marketing strategies, dealership management policies and the consolidation of operations. We have selected a segment of the market that is well established, profitable and growing and that has a low barrier to entry for consolidation. The low barrier to entry is largely due to the fact that we have selected markets and dealerships that are generally not targeted for acquisition markets or dealership size by the established competition. Instead, the small-to-medium sized dealer remains a largely fragmented segment of the larger retail sales industry.  In many such markets, the price to purchase a dealer may be depressed due to a relatively few amount of bidders.

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

Presently, there are four automobile dealerships that have customary contractual arrangements with us, which are owned by related parties (three such dealerships are owned by the Griffins [Great Western Holding Company, Inc. and its subsidiaries or “Great Western”]; one dealership is owned by Joshua A. Griffin and Paul D. Stevens, both of whom are officers and directors of the Company), and we provide our products and services to approximately 4 other dealerships and two marketing agencies.  Most of the products and services that we currently provide are marketing/media, data mining/management, web-site development/support and the insurance products and services that we now offer.

We had expected our revenues to be sustained at the levels of the previous quarter or to increase slightly.  Instead, revenues decreased.  The decrease is a result of a further reduction in our labor force and a reduction in our offerings to new customers in order to focus the business on sustaining current customers.  We don’t expect to see a substantial increase in sales until we are able to obtain the funding we are seeking.

We have also identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

Results of Operations

For the three month periods ended June 30, 2011 and 2010

Total revenue during the quarter ended June 30, 2011, of $240,712, compared to the quarter ended June 30, 2010, of $264,755 decreased only slightly.  However, revenues from unrelated parties decreased from $95,705 for the quarter ended June 30, 2010 to $58,838 for the quarter ended June 30, 2011.  This decrease is a result in the loss of customers as a result of our focus on using our limited resources and reduced labor force to service our larger clients.  Cost of goods sold during the quarter ended June 30, 2011, was $203,838, for a gross profit of $36,874, compared to the cost of goods sold during the quarter ended June 30, 2010, of $236,491, for a gross profit of $28,264.  Gross profit percentage increased from 11% to 15%. The main drivers of the increased gross profit percentage were the increased operational efficiencies and an elimination of certain product offerings that resulted in smaller profit margins.  We would expect this trend of increased profit margin to continue as revenues increase due to the relatively high fixed component of our cost of goods sold.  During the quarter ended June 30, 2011 operating expenses increased as a result of an increase in General and administrative costs of $39,075 over the quarter ended June 30, 2010.   This increase in general and administrative expenses explains the change in loss from operations during the quarter ended June 30, 2011 over the quarter ended June 30, 2010.  General and administrative expenses increased sharply during this period due primarily to the increased employee wages and insurance costs for such employees and an increase in real estate rents.  We had a net loss of $154,681 for the quarter ended June 30, 2011, compared to a net loss of $109,295 for the quarter ended June 30, 2010.

Revenues for the three month periods ended June 30, 2011, and 2010, attributable to related parties, were, respectively, $181,874 or approximately 76% of total revenues; and $169,050 or approximately 64% of total revenues.

For the six month periods ended June 30, 2011 and 2010

Total revenue increased substantially during the six month period ending June 30, 2011 over the six month period ending June 30, 2010.  That increase comes from revenues to related parties rather than other revenues and occurred mostly during the quarter ended March 31, 2011.  This increase is attributed to the addition of a new related party dealership client during the quarter ended March 31, 2011 and a substantial increase in sales at the related-party client dealerships.  The increased sales to our clients results in increased revenues to the Company from commissions due upon the sale of certain product and increase advertising budgets for our clients.  The increased revenues resulted in a larger percentage increase in gross profit over the same period.  A substantial increase in gross profit is expected at these revenue levels because of the large fixed portion of our cost of goods sold.

The Company also experienced a sharp increase in Operating Expenses during the six month period ended June 30, 2011 over the six month period ended June 30, 2010.  This increase came both in the form of Professional Fees (an increase of $55,842) and of General and Administrative expenses (an increase of $124,072).  The increase in outside Professional Fees is due to the continuing compliance and reporting requirements of the Securities and Exchange Commission, largely related to the annual 10K report.  General and administrative expenses increased during this period due primarily to the increased employee wages and insurance costs for such employees and an increase in real estate rents.

Revenues for the six month periods ended June 30, 2011, and 2010, attributable to related parties, were, respectively, approximately 75% of total revenues; and approximately 63% of total revenues.

Liquidity

We had cash of $31,026 as of June, 2011.

Our operating losses continued through the second quarter of 2011.  The increased losses are generally the result of decreased revenues from the loss of certain customers and increased wages.  We are seeking new means of obtaining cash and capital for operations through outside investors.  We have identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

During the six months ended June 30, 2011, related parties loaned $65,158 to the Company to support operations.    The Company did not receive any other loans from shareholders or other related parties.  As of June 30, 2011, the total note payable balance to Great Western was $356,906 and an additional $60,000 to other related parties and shareholders.  The notes are due on demand and have no stated interest.  For the six months ended June 30, 2011, the Company imputed $26,920 of interest on these loans.

These loans were used for our working capital. Additional working capital was obtained through the sale of 800,000 shares of Company stock in exchange for $200,000 from Lynn McCoy, an officer and director of the Company.  The funds received from the sale were used for working capital and to pay operational expenses.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2011, our Board of Directors resolved to issue 800,000 shares of our common stock that were “restricted securities” to R. Lynn McCoy, an officer of the Company, in consideration of the sum of $200,000.  The Company received the $200,000 from Mr. McCoy and issued him 800,000 shares of common stock during the quarter ended June 30, 2011.

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

NETWORK DEALER SERVICES HOLDING CORP.

Date:	August 15, 2011	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	August 15, 2011	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	August 15, 2011	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director