Form 10-Q/A
period 2011-06-30
Network Dealer Services Holding Corp.
filed 2011-08-24
CIK 1278140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

EXPLANATORY NOTE

We are amending this Quarterly Report to add the XBRL files which were not included in the initial filing of this report.

PART I

Item 1. Financial Statements.

June 30, 2011

C O N T E N T S

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Network Dealer Services Holding Corp.

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$31,026	$5,937
Accounts receivable, net	9,172	39,576
Accounts receivable – related party	42,811	-
Inventory	5,294	5,294
Prepaid asset	543	186

Total current assets	88,846	50,993

Property and equipment, net	24,151	31,776

Total assets	$112,997	$82,769

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Accounts payable	$151,605	$80,877
Accounts payable - related party	70,353	38,855
Other current liabilities	61,955	74,399
Unearned revenue - related party	-	23,299
Notes payable related party	416,906	351,748
Current Portion Capital Leases	25,380	25,276

Total current liabilities	726,199	594,454

Long term liabilities:
Capital Leases	2,541	14,754

Total long term liabilities	2,541	14,754

Total liabilities	728,740	609,208

Shareholders' Equity (Deficit):

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized, 47,460,901 and 46,485,901 shares issued and outstanding	47,461	46,486
Additional paid in capital	2,000,511	1,767,893
Accumulated deficit	(2,663,715)	(2,340,818)
Total Stockholders' equity (deficit)	(615,743)	(526,439)

Total liabilities and Stockholders' equity (deficit)	$112,997	$82,769

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

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

NETWORK DEALER SERVICES HOLDING CORP.

Date:	August 24, 2011	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	August 24, 2011	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	August 24, 2011	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director