Form 10-Q
period 2011-09-30
Network Dealer Services Holding Corp.
filed 2011-11-21
CIK 1278140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 15, 2011 – 47,460,901 shares of common stock.

PART I

Item 1. Financial Statements.

September 30, 2011

C O N T E N T S

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

Network Dealer Services Holding Corp.

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$15,687	$5,937
Accounts receivable, net	8,122	39,576
Inventory	-	5,294
Prepaid asset	73	186

Total current assets	23,882	50,993

Property and equipment, net	15,390	31,776

Total assets	$39,272	$82,769

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable	$140,291	$80,877
Accounts payable - related party	72,613	38,855
Other current liabilities	42,641	74,399
Unearned revenue - related party	10,000	23,299
Notes payable related party	450,406	351,748
Current Portion Capital Leases	21,475	25,276

Total current liabilities	737,426	594,454

Long term liabilities:
Capital Leases	-	14,754

Total long term liabilities	-	14,754

Total liabilities	737,426	609,208

Shareholders' Deficit:

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value; 100,000,000 shares authorized, 47,460,901 and 46,485,901 shares issued and outstanding	47,461	46,486
Additional paid in capital	2,016,933	1,767,893
Accumulated deficit	(2,762,548)	(2,340,818)
Total Stockholders' deficit	(698,154)	(526,439)

Total liabilities and Stockholders' deficit	$39,272	$82,769

See accompanying notes to condensed consolidated financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$54,143	$113,135	$195,889	$260,240
Revenue - related party	160,432	174,232	589,741	430,127
Total Revenues	214,575	287,367	785,630	690,367

Cost of good sold	179,218	267,889	649,266	635,811

Gross Profit	35,357	19,478	136,364	54,556

Operating expenses
Professional fees	9,312	13,804	83,295	31,945
General and administrative	124,490	110,835	443,013	305,286
Total operating expenses	133,802	124,639	526,308	337,231

Loss from operations	(98,445)	(105,161)	(389,944)	(282,675)

Other Income (Expense)
Other income	4,844	-	4,894	3,051
Gain on settlement	10,633	-	10,633	-
Interest expense	(15,865)	(2,559)	(47,313)	(8,264)
Total other expenses	(388)	(2,559)	(31,786)	(5,213)

Income (loss) before taxes	(98,833)	(107,720)	(421,730)	(287,888)
Provision for income taxes	-	-	-	-
Net loss	$(98,833)	$(107,720)	$(421,730)	$(287,888)

Other Comprehensive Income
Unrealized gains (losses) on available for sale securities	-	(616)	-	(1,015)
Total Comprehensive Income (Loss)	(98,833)	(108,336)	(421,730)	(288,903)
Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding - Basic and diluted	47,460,901	46,019,233	47,119,051	46,019,233

See accompanying notes to condensed consolidated financial statements.

Network Dealer Services Holding Corp.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(421,730)	$(287,888)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	13,117	35,969
Imputed interest on related party loan	41,008	-
Gain on sale of assets	(4,844)	-
Shares issued for services	7,257	-
Gain on settlement	(10,633)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	31,454	(32,591)
(Increase) decrease in accounts receivable related party	-	59,656
(Increase) decrease in inventory	5,294	(3,953)
(Increase) decrease in prepaid assets	113	1,509
Increase (decrease) in accounts payable	70,047	41,007
Increase (decrease) in accounts payable - related party	33,758	69,294
Increase (decrease) in accrued liabilities	(30,008)	36,891
Increase (decrease) in unearned revenue	(13,299)	-
Net cash from operating activities	(278,466)	(80,106)

Cash flows from investing activities:
Purchase of property and equipment	(1,942)	(4,395)
Proceeds from sale property and equipment	10,055	-
Net cash from investing activities	8,113	(4,395)

Cash flows from financing activities:
Shares issued for cash	200,000	-
Payments on notes payable and capital leases	(18,555)	(34,814)
Proceeds from notes payable-related party	-	140,831
Proceeds from shareholder loan	98,658	-
Net cash from financing activities	280,103	106,017

Net change in cash	9,750	21,516

Cash, beginning of period	5,937	8,398

Cash, end of period	$15,687	$29,914
Supplemental disclosure of cash flow information:
Income taxes	$-	$-
Interest	$4,528	$2,679
Supplemental disclosure of non-cash items:
Stock issued to settle accrued liabilities	$1,750	$-

See accompanying notes to condensed consolidated financial statements.

Network Dealer Services Holding Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

Related party transactions consist of sales and receivables to Great Western Holding Co., Inc. (Great Western) or to J and P Holding, LLC (J&P). Great Western and J&P have common ownership with Network Dealer Services.  Network Dealer Services contracts for and provides services to these related parties for advertising, printing, marketing and some internet solutions.  These services constitute sales revenues which are subsequently paid by the related parties.  As of September 30, 2011 the Company was owed $0 by related parties.

For the nine month period ending September 30, 2011, payables to related party shareholders (“Shareholders” or “Shareholder”) increased by $33,758, and the Company repaid $0.  These amounts are commissions due to the Shareholders under contractual agreements for products sold by the Shareholders at their automobile dealerships. As of September 30, 2011, the Company owed $72,613 for such commissions to the Shareholders.

During the nine month period ending September 30, 2011, Shareholders loaned the Company $73,500.  As of September 30, 2011, the Company owed $73,500 to the Shareholders on a note in that amount.  The note is due on demand and has no stated interest.  For the nine months ended September 30, 2011, the Company imputed $3,128 of interest on this note.

During the prior year, a related party (JS Investments, a company owned by Shareholders Joshua A. Griffin and R. Shane Griffin), loaned $20,000 to the Company to support operations and executed a note in that amount.  The note is due on demand and has no stated interest.  For the nine months ended September 30, 2011, the Company imputed $1,978 of interest on this note.

Network Dealer Services Holding Corp.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 3 RELATED PARTY TRANSACTIONS (Continued)

Also during the nine month period ended September 30, 2011, Great Western loaned $25,158 to the Company to support operations for which the Company executed a note.  As of September 30, 2011, the total note balances due on loans from Great Western was $356,906.  The note is due on demand and has no stated interest.  For the nine month period ended September 30, 2011, the Company imputed $35,902 of interest on this note.

NOTE 4 COMMON STOCK

On December 20, 2010 the Company granted 1,400,000 restricted shares of common stock to employees.  One third of the shares vested immediately and the remaining two thirds vest after one year.  The Company recognizes compensation over the requisite service period, one year.  During the nine month period ended September 30, 2011 the Company recognized stock compensation of $7,257.

During the quarter ended March 31, 2011, the Company issued 175,000 shares of restricted stock, valued at $0.01 per share, to a former employee and a non-employee to settle claims accrued in previous years.

During the quarter ended June 30, 2011, the Company issued 800,000 shares of common stock to an officer/director of the Company for $200,000 cash.

NOTE 5 SETTLEMENT / SUBSEQUENT EVENT

During the quarter the company entered into a settlement agreement with one of its vendors to release the Company from its obligations associated with a lease agreement. The settlement mutually  releases, acquits, and forever discharges both parties (the company and the vendor) and its respective successors, assigns, officers, employees, shareholders or other equity owners, directors, and attorneys from any and all claims, demands, or causes of action of any kind in connection with the lease agreement. Under this original settlement agreement the Company agreed to pay the settlement amount of $265,000 to the vendor in 30 consecutive payments. Under the agreement the company agreed to surrender the leased equipment to the vendor. At the time of the settlement agreement the company had accrued $99,466.

Subsequent to the date of the balance sheet, the Company entered into a new settlement agreement with the vendor, which modifies and replaces the settlement agreement entered into between such parties as described above.  This new settlement agreement, dated November 18, 2011, releases the Company from all its obligations to the vendor in exchange for a one-time lump sum payment of $80,000.  The Company determined that this was a recognized subsequent event and has reflected it in the financial statements dated September 30, 2011.  The Company recognized a gain on settlement of $10,633.

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

Presently, there are three automobile dealerships that have customary contractual arrangements with us, which are owned by related parties (such dealerships are owned by the Griffins [Great Western Holding Company, Inc. and its subsidiaries or “Great Western”]), and we provide our products and services to approximately 4 other dealerships and two marketing agencies.  Most of the products and services that we currently provide are marketing/media, data mining/management, web-site development/support and the insurance products and services that we now offer.

The Company has discontinued its in-house printing operation as a result of terminating its printer lease in conjunction with a settlement agreement described in the Notes to the Condensed Consolidated Financial Statements.  However, the Company continues to offer the same services to its customers by outsourcing the printing while continuing to provide other services in-house.  We believe that outsourcing the print operation will create greater operational efficiencies and reduce our overall cost of printing, as our current business was not sufficient to operate the printer at a level to justify its cost.

As expected, we did not see a substantial increase in sales during the three months ended September 30, 2011 and we do not expect to see a substantial increase until we are able to obtain the funding we are seeking.  While we continue to seek funding to implement our planned future operations, we have not been able to secure any commitments from investors.

Results of Operations

For the three month periods ended September 30, 2011 and 2010

Total revenue during the quarter ended September 30, 2011, of $214,575, compared to the quarter ended September 30, 2010, of $287,367 decreased.  However, revenues from unrelated parties decreased from $113,135 for the quarter ended September 30, 2010 to $54,143 for the quarter ended September 30, 2011.  This decrease is a result in the loss of customers as a result of our focus on using our limited resources and reduced labor force to service our larger clients.  Cost of goods sold during the quarter ended September 30, 2011, was $179,218, for a gross profit of $35,357, compared to the cost of goods sold during the quarter ended September 30, 2010, of $267,889, for a gross profit of $19,478.  Gross profit percentage increased from 7% to 16%.  We had a net loss of $98,833 for the quarter ended September 30, 2011, compared to a net loss of $107,720 for the quarter ended September 30, 2010. During the quarter ended September 30, 2011 the company entered into an agreement with one of its vendors to release the Company from a lease agreement and associated obligations. As part of the agreement the Company surrendered the equipment associated with the lease agreement to the vendor. The portion of the settlement amount that affected other income was $10,633. The Company strategically negotiated the settlement agreement in an effort to reduce fixed costs associated with a long-term printer lease.  As a result the Company now outsources its printing operations. By doing so, the Company expects to achieve greater efficiency and a continued trend of profit margin increases.

Revenues for the three month periods ended September 30, 2011, and 2010, attributable to related parties, were, respectively, $160,432 or approximately 75% of total revenues; and $174,232 or approximately 61% of total revenues.

For the nine month periods ended September 30, 2011 and 2010

Total revenue increased by $95,263 during the nine month period ending September 30, 2011 over the nine month period ending September 30, 2010.  That increase comes from revenues to related parties rather than other revenues and occurred mostly during the quarter ended March 31, 2011.  This increase is attributed to the addition of a new related party dealership client during the quarter ended March 31, 2011 and a substantial increase in sales at the related-party client dealerships. The increased sales to our clients results in increased revenues to the Company from commissions due upon the sale of certain product and increased advertising budgets for our clients.  The increased revenues resulted in a larger percentage increase in gross profit over the same period.

The Company also experienced a sharp increase in Operating Expenses during the nine month period ended September 30, 2011 over the nine month period ended September 30, 2010.  This increase came both in the form of Professional Fees (an increase of $51,350), General and Administrative expenses (an increase of $137,727).  The increase in outside Professional Fees is due to the continuing compliance and reporting requirements of the Securities and Exchange Commission, largely related to the annual 10-K report.  General and administrative expenses increased during this period due primarily to the increased employee wages and insurance costs for such employees and an increase in real estate rents. The gain on settlement of $10,633 was the result of a settlement entered into during the period between the Company and one of its vendors to release the Company from a lease agreement and associated obligations. The amount of the settlement that affected Other Income was $10,633.

Revenues for the six month periods ended September 30, 2011, and 2010, attributable to related parties, were, respectively, approximately 75% of total revenues; and approximately 62% of total revenues.

Liquidity

We had cash of $15,687 as of September, 2011.

Our operating losses continued through the third quarter of 2011.  The increased losses are generally the result of decreased revenues from the loss of certain customers and increased wages.  We are seeking new means of obtaining cash and capital for operations through outside investors.  We have identified and are in discussions with an investor to secure the capital commitment that we are seeking to implement our planned future operations, though we have not entered into any firm commitment or other arrangements or understandings.

During the nine months ended September 30, 2011, related parties loaned $98,658 to the Company to support operations.    The Company did not receive any other loans from shareholders or other related parties.  As of September 30, 2011, the total note payable balance to Great Western was $356,906 and an additional $93,500 to other related parties and shareholders. The notes are due on demand and have no stated interest.  For the nine months ended September 30, 2011, the Company imputed $41,008 of interest on these loans.  These loans were used for our working capital.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NETWORK DEALER SERVICES HOLDING CORP.

Date:	November 18, 2011	By:	/s/Joshua A. Griffin
Joshua A. Griffin
President and Director

Date:	November 18, 2011	By:	/s/Paul D. Stevens
Paul D. Stevens
Chief Financial Officer, Vice President, Treasurer and Director

Date:	November 18, 2011	By:	/s/R. Lynn McCoy
R. Lynn McCoy
Chief Operating Officer, Secretary and Director